Form 10-Q
period 2013-06-30
Corruven, Inc.
filed 2013-08-14
CIK 1485594

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-184669

CORRUVEN, INC.

Nevada	01-0949620
(State or other jurisdiction	(IRS Employer
of Incorporation)	Identification Number)

Alain Belanger, Chief Executive Officer

Corruven, Inc.

264 Notre Dame

Kedgwick, New Brunswick E8B 1H9

Canada

Phone: (877) 284-3101

Fax: (506) 284-3153

(Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

20,614,264 common shares outstanding, $0.001 par value, as of August 14, 2013

Forward Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q (this “Report” or “Quarterly Report”) includes forward-looking statements expressed in good faith and based upon what we believe are reasonable assumptions, but there can be no assurance that these expectations will be achieved or accomplished.  These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).

The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company and management and their interpretation of what are believed to be significant factors affecting the businesses, including many assumptions regarding future events.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the filing date of this Quarterly Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC (which shall also include by reference herein and incorporate the same as if fully included in their entirety, all Form 10-Ks, Form 10-Qs, Form 8-Ks and other periodic reports filed by us in the SEC’s EDGAR filing system (www.sec.gov)) which attempt to update interested parties of the risks and factors and other disclosures that may affect our business, financial condition, results of operation and cash flows.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report.

PART I

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

CORRUVEN, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$83,524	$56,216
Other receivables	9,723	92,738
Prepaid expenses	7,560	-
Deposits	4,753	5,050
Total current assets	105,560	154,004
Building and improvements, net of accumulated depreciation of $2,935 and $0, respectively	286,526	-
Land	17,601	-
TOTAL ASSETS	$409,687	$154,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$52,389	$3,039
Current portion of building purchase payable	-	-
Total current liabilities	52,389	3,039

Note payable, net of discount of $18,389 and $0, respectively	124,186	-
TOTAL LIABILITIES	176,575	3,039
Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 100,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	100	100
Common stock, $0.001 par value, 95,000,000 shares authorized, 20,614,264 and 20,058,646 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	20,614	20,059
Additional paid-in capital	1,712,919	1,352,322
Stock payable	76,204	75,324
Accumulated other comprehensive income	(26,356)	(19,661)
Deficit accumulated during the development stage	(1,550,369)	(1,277,179)
TOTAL STOCKHOLDERS' EQUITY	233,112	150,965
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$409,687	$154,004

The accompanying notes are an integral part of these unaudited financial statements

CORRUVEN, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

					For the Period From
	For The Three Months Ended	For The Three Months Ended	For the Six Months Ended	For the Six Months Ended	January 4, 2010 (Inception)
	June 30,	June 30,	June 30,	June 30,	through June 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-
Operating Expenses
Selling, general and administrative	40,753	293,385	277,076	341,645	1,554,336
Loss from operations	(40,753)	(293,385)	(277,076)	(341,645)	(1,554,336)
Other income (expense)
Interest expense	(1,114)	-	(1,114)	-	(1,114)
Interest income	-	-	-	-	81
Rental income	5,000	-	5,000	-	5,000
Total other expense, net	3,886	-	3,886	-	3,967
Income before taxes	(36,867)	(293,385)	(273,190)	(341,645)	(1,550,369)
Income tax	-	-	-	-	-
Net loss	$(36,867)	(293,385)	$(273,190)	$(341,645)	$(1,550,369)

Other Comprehensive Income
Gain(loss) on foreign currency translation	(3,099)	(7,982)	(6,695)	(7,089)	(26,356)
Net other comprehensive loss	(39,966)	(301,367)	(279,885)	(348,734)	(1,576,725)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	20,558,139	19,414,912	20,406,365	19,251,722

The accompanying notes are an integral part of these unaudited financial statements

CORRUVEN, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six	For the Six	For the Period From
	Months Ended	Months Ended	January 4, 2010 (Inception)
	June 30,	June 30,	through June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(273,190)	$(341,645)	$(1,550,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	650	38,859
Depreciation	3,042	-	5,942
Amortization of debt discount	1,114	-	1,114
Changes in assets and liabilities:
Other receivable	83,015	(1,355)	(9,723)
Prepaid expenses	(7,560)	-	(7,560)
Deposits	297	4,916	(4,753)
Accounts payable	49,350	427	52,389
Accounts payable - related parties	-	434	14,167
NET CASH USED IN OPERATING ACTIVITIES	(143,932)	(336,573)	(1,459,934)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of building and land	(184,097)	-	(184,097)
Cash paid for fixed assets	-	-	(14,167)
NET CASH USED IN INVESTING ACTIVITIES	(184,097)	-	(198,264)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	362,032	350,736	1,768,078
NET CASH PROVIDED BY FINANCING ACTIVITIES	362,032	350,736	1,768,078
Effect of exchange rate changes on cash	(6,695)	(7,089)	(26,356)
NET CHANGE IN CASH	27,308	7,074	83,524
CASH, beginning of period	56,216	55,732	-
CASH, end of period	$83,524	$62,806	$83,524
NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock subscription receivable	$-	$6,500	$-
Building purchase payable due in exchange for building	$123,072	$-	$123,072
Shares issued for stock subscription	$75,325	$-	$75,325

The accompanying notes are an integral part of these unaudited financial statements

CORRUVEN, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred A Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Additional Paid in Capital	Common Stock Subscriptions Receivable	Common Stock Payable	Accumulated Other Comprehensive Income (Loss)	Deficit accumulated during the development stage	Total Stockholders Equity
Balance January 4, 2010 (inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Shares issued to founders	17,000,000	17,000	100,000	100	-	(17,100)	-			-
Shares issued for cash	1,440,000	1,440			488,160	-	-			489,600
Gain on Foreign Currency Translation								2,804		2,804
Net Loss	-	-	-		-	-	-		(286,476)	(286,476)
Balance December 31, 2010	18,440,000	18,440	100,000	100	488,160	(17,100)	-	2,804	(286,476)	205,928
Cash received on subscription receivable						13,633	-			13,633
Shares issued for cash	538,000	538			185,482					186,020
Shares issued for services	39,600	40			13,424					13,464
Gain on asset disposal from related party					2,900					2,900
Loss on foreign currency translation								(14,672)		(14,672)
Net loss	-	-	-		-	-	-		(340,947)	(340,947)
Balance December 31, 2011	19,017,600	19,018	100,000	100	689,966	(3,467)	-	(11,868)	(627,423)	66,326
Cash received on subscription receivable						3,467	-			3,467
Cash received on unissued shares	-	-	-	-	-		75,324	-	-	75,324
Shares issued for cash	981,546	982	-	-	637,020	-	-			638,002
Shares issued for services	59,500	59	-	-	25,336	-	-	-	-	25,395
Loss on foreign currency translation	-	-	-	-	-	-	-	(7,793)	-	(7,793)
Net loss	-	-	-		-	-	-		(649,756)	(649,756)
Balance December 31, 2012	20,058,646	20,059	100,000	100	1,352,322	-	75,324	(19,661)	(1,277,179)	150,965
Cash received on unissued shares	-	-	-	-	-	-	76,204	-	-	76,204
Shares issued for cash	555,618	555	-	-	360,597	-	(75,324)	-	-	285,828
Loss on foreign currency translation	-	-	-	-		-	-	(6,695)	-	(6,695)
Net loss	-	-	-		-	-	-		(273,190)	(273,190)
Balance June 30, 2013	20,614,264	$20,614	100,000	$100	$1,712,919	$-	$76,204	$(26,356)	$(1,550,369)	$233,112

The accompanying notes are an integral part of these unaudited financial statements

CORRUVEN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corruven, Inc., a Nevada corporation (“Corruven,” “Company,” “we,” “us,” or “our”) is a development-stage company that develops and markets a lightweight composite panel, Corruven, fabricated mainly from rotary veneer providing numerous advantages for various applications in different construction sectors.

The Company was originally incorporated on January 4, 2010.

Unaudited Interim Consolidated Financial Information

The accompanying interim balance sheet as of June 30, 2013, and the statements of income, comprehensive income, and cash flows for the six months ended June 30, 2013 and 2012 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our statement of financial position as of June 30, 2013 and our results of operations and our cash flows for the six months ended June 30, 2013 and 2012. The results for the six months ended June 30, 2013 are not necessarily indicative of the results expected for the full fiscal year.

Development Stage Company

The Company is currently considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company's operations consists of developing the business model and marketing concepts.

Use of Estimates

Our accounting and reporting policies conform with GAAP. In preparing the financial statements, we are required to make estimates and assumptions that impact the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Principles of Consolidation

We have no wholly owned subsidiaries.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company maintains its cash balances in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.  Management believes that the Company is not exposed to any significant credit risk on cash.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation, and we depreciate it on a straight-line basis over the estimated useful lives of the assets. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income (expense).

We generally provide for depreciation over the following estimated useful service lives. Additionally, if there are indicators that certain assets may be potentially impaired we will analyze such assets in accordance with the related GAAP standard.

Years
Equipment	5
Buildings	18

The following table summarizes the activity related to our property, plant and equipment:

	At June 30,
	2013	2012
Buildings	$289,461	-
Land	17,601	-
Accumulated Depreciation	(2,935)	-
	$304,127	-

Depreciation expense for the three and six months ended June 30, 2013 and 2012 was $3,042 and $0, respectively.

Stock Payable

The Company had received cash for common stock subscriptions, shares related to these subscriptions were not issued until after June 30, 2013. These amounts are classified in stock payable on the accompanying unaudited balance sheet. At June 30, 2013 and December 31, 2012, amounts classified in stock payable were $76,204 and $75,324, respectively.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company has not recognized any revenue to date.

Cash and Cash Equivalents

Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of six months or less when purchased.

Other Receivables

Other receivables consist of amounts paid by the Company to sales taxes authorities for initial payments of products and services made to Corruven Canada. Initial payments include a tax amount for all payments made, regardless of the nature of the expense. On a quarterly basis, the Company requests refunds from the tax authority for overpayments of sales taxes made which are related to non-taxable items. Amounts paid on non-taxable items are then refunded to the Company by the tax authority. At June 30, 2013 and December 31, 2012 these amounts were $9,723 and $92,738, respectively.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $3,099 and $6,695 for three and six months ended June 30, 2013, respectively, and $7,982 and $7,089 for the three and six months ended June 30, 2012, respectively, have been reported as a component of comprehensive loss in the statement of stockholders’ equity. Translation gains or losses are shown as a separate component of stockholders’ equity.

Fair Value

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of June 30, 2013 and December 31, 2012.

Stock-Based Compensation

The FASB requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants outstanding during the period.

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock or, “if converted” method) from warrants were 1,759,629 and 599,058 at June 30, 2013 and 2012, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted earnings per common share for:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months	Six Months
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Numerator – net (loss)	(36,867)	(293,385)	(273,190)	(341,645)
Denominator – weighted average number of shares outstanding, basic and diluted	20,558,139	19,414,912	20,406,365	19,251,722
Loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

2. GOING CONCERN

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting $273,190 during the six months ended June 30, 2013. The Company incurred accumulated deficit of $1,550,369 from inception of January 4, 2010 to June 30, 2013. The Company has working capital of $53,171 and $150,965 as of June 30, 2013 and December 31, 2012, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. INCOME TAXES

We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with the FASB guidance on accounting for income taxes. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components:

	For The Six months Ended June 30,
	2013	2012
Current portion of deferred tax assets:
Benefit from carryforward of net operating loss	$529,029	$334,234
Less: Valuation allowance	(529,029)	(334,234)
Net deferred income tax asset	$-	$-

The Company has no uncertain tax positions.

At June 30, 2013, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $1,512,000 of unused net operating losses available for carry forward to future years. The benefit from carry forward of such net operating losses will expire between 2031 and 2032. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards may never be utilized due to the fact that the Company is a development stage company and has not generated any revenue or earnings to date.

4. BUILDING PURCHASE AND NOTE PAYABLE

Effective April 29, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire an industrial building located at 355 Chemin du Pouvoir, Edmundston, New Brunswick, Canada (the “Property”). The total purchase price of the Property is $300,000 CAD. The Company made an initial deposit related to the Purchase Agreement on March 26, 2013, totaling $25,000 CAD, and $125,000 CAD was paid on April 29, 2013. The remaining balance due ($150,000 CAD) is due as follows, $75,000 CAD due on March 29, 2015 and $75,000 due on March 29, 2016. The amounts due under the Purchase Agreement are non-interest bearing. The Purchase Agreement contains a negative covenant that restricts the Company from taking out an additional mortgage on the Property of more than 80% of the Property’s market value, if the Property‘s market value is less than $750,000 CAD. At June 30, 2013 $142,575 was due under the Purchase Agreement. The Company applied an effective interest rate of 5.95% to the amount due under the Purchase Agreement, and recorded a discount of $19,203 related to the amount due. The Company recorded an interest expense of $1,114 for the three and six months ended June 30, 2013 related to the amortization of the debt discount.

The Company recorded the purchase of the Property at cost, and capitalized approximately $33,361 CAD in additional expenses related to conditioning the Property for use. The Company estimates an 18 year useful life. The Company estimated land associated with Purchase Agreement and the Property to be $19,170 CAD.

5. EQUITY

We are authorized by our Certificate of Incorporation to issue 95,000,000 shares of Common Stock, $0.001 par value, of which shares of Common Stock were outstanding 20,614,264 at June 30, 2013 and 20,058,646 at December 31, 2012. We are authorized by our Certificate of Incorporation to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 100,000 shares of Series A Preferred Stock were outstanding at December 31, 2012 and 2011. The Series A Preferred Stock have voting rights to vote as a single class upon any matter submitted to the stockholders. The Series A shareholder shall have such number of votes as is determined by multiplying: (a) the number of shares of Series A Preferred Stock held by such shareholder; (b) the sum of the number of issued and outstanding shares of Series A Preferred Stock, any other series of preferred and Common Stock on a fully diluted basis; and (c) 0.000006. The Series A Preferred Stock has no conversion, dividend, or liquidation rights.

Pursuant to the $75,324 shares subscribed during the period ending December 31, 2012, the Company issued 115,884 shares to investors during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Company issued the Company issued 439,734 common shares to investors for proceeds of $285,828. The common stock issued included: 219,873 Series A-100 warrants to purchase 219,873 shares of common stock at $0.65 per share; 109,943 Series A-200 warrants to purchase 109,943 shares of common stock at $1.25 per share; and 109,943 Series A-300 warrants to purchase 109,943 shares of common stock at $1.75 per share.

At June 30, 2013, the Company had received $76,204 from investors for 117,237 shares of common stock subscribed. The common stock issued included: 58,619 Series A-100 warrants to purchase 58,619 shares of common stock at $0.65 per share; 29,310 Series A-200 warrants to purchase 29,310 shares of common stock at $1.25 per share; and 29,310 Series A-300 warrants to purchase 29,310 shares of common stock at $1.75 per share.

No dividends were paid during the six months ended June 30, 2013 and 2012.

Share-Based Awards

The Company has not issued any share-based awards to date.

Equity Incentive Plan

The Company has not adopted an equity incentive plan.

Stock Options

The Company has not issued any stock options to date.

Warrants

During the six months ended June 30, 2013, the Company issued 439,734 common shares to investors for proceeds of $285,858. The common stock issued included: 219,873 Series A-100 warrants to purchase 219,873 shares of common stock at $0.65 per share; 109,943 Series A-200 warrants to purchase 109,943 shares of common stock at $1.25 per share; and 109,943 Series A-300 warrants to purchase 109,943 shares of common stock at $1.75 per share.

At June 30, 2013, the Company had received $76,204 from investors for 117,237 shares of common stock subscribed. The common stock issued included: 58,619 Series A-100 warrants to purchase 58,619 shares of common stock at $0.65 per share; 29,310 Series A-200 warrants to purchase 29,310 shares of common stock at $1.25 per share; and 29,310 Series A-300 warrants to purchase 29,310 shares of common stock at $1.75 per share.

The relative fair value of the warrant attached to the common stock issued was estimated at the date of grant using the Black-Sholes-Merton pricing model. The relative fair value of the warrants attached to the common stock issued is $124,337 and the relative fair value of the common stock is $237,689 as of the grant date. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.38-0.97%; expected volatility of 875-1003%, and warrant term of 3-4 years.

The following table summarizes the continuity of the Company’s share purchase warrants (including those warrants subscribed to and not yet issued):

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life

Warrant Balance at December 31, 2012	1,188,041	$1.12	2.81
Granted	556,998	1.06	1.64
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding and exercisable - June 30, 2013	1,745,039	$1.08	2.72

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We have not been involved in any legal actions in the normal course of business. There is currently no active or threatened litigation in process.

Operating Leases

The Company has not entered into any leases at June 30, 2013, and December 31, 2012.

Employment Contracts

We currently do not have employment contracts with our senior executives.

Other

We may be subject to various other types of claims and disputes arising in the ordinary course of our business. While the resolution of such issues is not presently determinable, we believe that the ultimate resolution of such matters will not have a significant effect on our financial condition, results of operations and cash flows.

7. RELATED PARTY TRANSACTIONS

R&D and License Agreements – Corruven Canada, Inc.

On January 5, 2010, the Company entered into an Intellectual Property License Agreement with Corruven Canada, Inc. (the “License”). The License provided the Company an exclusive license for various patents and patent applications related to materials, methods and devices relating to Corruven wood panel. The License provides that the Company shall pay to Corruven Canada, Inc. an annual royalty license fee of one percent (1%) of net sales of the products sold by the Company pursuant to the License. No products have been sold to date. In addition, as further described elsewhere in this Registration Statement in the section titled “Business of the Company” – “Intellectual Property”, the Company entered into a Research and Development Agreement (the “R&D Agreement”) with Corruven Canada, Inc. in which the Company agreed to expend certain funds for the right of using the technologies and patents developed by Corruven Canada, Inc. Corruven Canada, Inc. is considered a related party due to the ownership by Alain Belanger, the Company's CEO and majority shareholder.

Pursuant to the R&D Agreement, as amended, and as further described elsewhere in this Registration Statement in the section titled “Business of the Company” – “Intellectual Property”, in addition to the “development fee” of two percent (2%) of net sales proceeds, the Company is required to pay Corruven Canada, Inc. according to the following payment schedule:

Amounts Due
January 5, 2010	$-
January 5, 2011	-
January 5, 2012	495,982
January 5, 2013	440,873
January 5, 2014	385,764
January 5, 2015	330,655
Total	$1,653,274

Beginning January 5, 2016, $275,546 (to be adjusted annually based upon the Canadian Consumer Price Index as quoted by the Bank of Canada) will be due and on annual basis thereafter continue to be due for as long as the R&D Agreement remains effective. Amounts due under the R&D Agreement are accrued on a monthly basis during the period prior to the payment date and expensed as R&D expenses.

The R&D Agreement can be terminated by either party at any time upon the receipt of 90 days written notice to the other party. Upon notification of termination, Corruven Canada Inc. shall proceed in an orderly fashion to limit or terminate any outstanding commitments and/or to conclude any research being developed as a result of the R&D Agreement.

The following represents payments the Company has made to Corruven Canada through June 30, 2013:

Amount Paid
2010	$150,000
2011	463,738
2012	647,653
Through June 30, 2013	209,443
Total	$1,470,834

The amounts paid in 2010 of $150,000 were applied to the accrual of and balance due at January 5, 2012. There were no amounts (including those accrued) due under this agreement at June 30, 2013 and December 31, 2012.

The Company paid to Corruven Canada, Inc. $16,561 in additional R&D expenses (above and beyond the amounts contractually due under the R&D Agreement) during the six months ended June 30, 2013. Total payments made to Corruven Canada, Inc. for the six months ended June 30, 2013 were $209,443 (amounts paid under the R&D Agreement of $192,882, and additional amounts paid above and beyond the R&D Agreement of $16,561), since inception of the agreement the Company has paid Corruven Canada, Inc. $1,470,834 (amounts paid under the R&D Agreement of $1,129,737, and additional amounts paid above and beyond the R&D Agreement of $341,097).

Lease Agreement – Corruven Canada, Inc.

Effective May 1, 2013, the Company entered into a lease agreement with Corruven Canada, Inc., a related party, wherein the Company leased a portion of industrial space at the Property to Corruven Canada, Inc. The lease agreement terminates on May 1, 2015, and Corruven Canada, Inc. is required to pay $30,000 per year in base rent to the Company. Rental income related to this lease agreement is classified as other income on the accompanying unaudited statement of operations.

8. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

From July 1, 2013 through the date of this report, the Company had received $61,497 from investors for 94,610 shares of common stock subscribed. The common stock issued included: 42,306 Series A-100 warrants to purchase 42,306 shares of common stock at $0.65 per share; 21,154 Series A-200 warrants to purchase 21,154 shares of common stock at $1.25 per share; and 21,154 Series A-300 warrants to purchase 21,154 shares of common stock at $1.75 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute forward-looking statements. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, but not limited to, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are only predictions. The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW AND PLAN OF OPERATION

Corruven, Inc. (the “Company”) is a Nevada development stage company that intends to develop and market a lightweight composite panel, the Corruven® composite panel (the “Corruven Composite Panel”). The Company is currently a developmental stage company with uncertain viability. The Company’s head executive offices are located at 264 Notre Dame, Kedgwick, New Brunswick E8B 1H9 Canada. The Company’s phone number is (877) 284-3101 and fax number is (506) 284-3153. We maintain a website at www.corruven.com, however, the information in, or that can be accessed through, our web site, is not part of this report.

Overview

Corruven, Inc. is a development-stage company that intends to develop and market a lightweight composite panel, the Corruven® composite panel (the “Corruven Composite Panel”), which we believe, when fully developed, will provide numerous advantages over conventional panels when used in applications including building materials, furniture components, transportation and in other potential industries and applications. As currently designed, the Corruven Composite Panels: (i) contain approximately 75% air making them extremely lightweight compared to other conventional panels; (ii) utilize approximately 25% of the raw material required to produce traditional panels (e.g.: FRP, Fiber Cement, MDF, HDF, OSB, plywood, etc.); and (iii) use environmentally friendly formaldehyde-free glues which increase our distinction in the “green product” market.

All of the intellectual property rights, including trademark rights and patent rights (collectively the “Corruven IP”), underlying the Corruven Composite Panel are owned by Corruven Canada, Inc. (“Corruven Canada”), a Canadian corporation of which the majority of the shares are owned and/or controlled by certain principal shareholders and Directors of the Company. The patent applications are entitled "(Elastic) Waved Wood Assembly and Method of Making Same". The International Patent Application was filed on November 27, 2009 claiming a priority of November 28, 2008, and has since entered a national phase in Canada, the United States, Brazil, Chile, China, the European Patent Office, Israel, India and South Korea. The applications are currently pending in each of the aforementioned countries, except in Canada, where the patent has already issued. The Corruven® trademark is registered in Canada and in the United States. There can be no assurance any additional patents will be granted or, even if they are, that we will have the resources to enforce these patents through litigation or otherwise. In addition, patents granted by the Canadian Patent Office do not guarantee that competitors in overseas locations will not imitate our products, or patent similar products in other nations.

On July 5, 2010, the Company entered into an exclusive world-wide license agreement (the "License Agreement") with Corruven Canada. The License Agreement granted the Company an exclusive world-wide license to manufacture, market, and sell the Corruven Composite Panels and to utilize any products, methods, structures, assemblies and devices which exist or may in the future be derived from, or utilize, the Corruven IP. The License Agreement also provides the Company with the right to sub-license the Corruven IP and will remain in force and effect until the expiration date of the patents.

Coincidentally with the granting of the License Agreement, the Company and Corruven Canada entered into a Research and Development Agreement (the “R&D Agreement”). The R&D Agreement, as amended, provides that Corruven Canada is required to perform all research and development related to the finalization and commercial application of the Corruven Composite Panel, for which the Company is required to pay: (i) a total of $1,653,274 over a five year period as follows: $495,982 on or before January 5, 2012; $440,873 on or before January 5, 2013; $385,764 on or before January 5, 2014; $330,655 on or before January 5, 2015;and (ii) $275,546 on or before January 5 of each following year thereafter for the life of the R&D Agreement. In addition the Company is required to pay to Corruven Canada a “development fee” of two percent (2%) of net sales proceeds of the Company after January 5, 2013. Title to the equipment and related machinery developed under the R&D Agreement will be owned by Corruven Canada.

We are a development stage business and have had no revenue since our formation. There can be no assurance that we will complete the development of our product, and even if completed that the marketplace will generate any revenues. Further, there can be no assurance that even if revenues are generated, that those revenues will be sufficient to enable the Company to maintain its operations. The Company believes it will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. There can be no assurance that the Company will be able to raise additional capital.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, proceeds from the sale of Common Stock and Preferred Stock have provided the funds to support the Company's operations through approximately December 31, 2013. Accordingly, the Auditor's Report included in our audited financial statements for the years ending December 31, 2011 and December 31, 2012 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to fund our operations after December 31, 2013 and there can be no assurance that we will be able to raise any or all of the capital required. However, without further funding, we anticipate running out of cash after December 31, 2013, and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of our marketplace after December 31, 2013. We have generated no revenues since our inception and have incurred a net loss of $1,550,369 and net cash used in operations of $1,461,048 through June 30, 2013. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

The Product

The Corruven Composite Panels are created as an engineered structure composed at a basic level of a corrugated veneer core, proprietary glue, a special paper and two veneer faces. The production concept requires heat pressing paper backed veneer sheets in a corrugated shaped press which creates the core of the lightweight panels. The outer face veneer sheets are then glued to the corrugated core material and structural outer edges of the panel are then installed. The Corruven Composite Panels can be customized with various materials found in industry to address specific customer requirements in terms of structure (wood species, plastics, steel, etc.) and faces (aluminum, HDF, laminates, paperboard, etc.). In addition to the composite panel technology protected by the Corruven IP, the proprietary materials and the entire production process and assembly line is a proprietary process that we believe none of our competitors maintain the knowledge or experience to replicate.

Traditional Wood Panels

Over the years, a few techniques have been used to “flex” veneer, all of which have remained tied to a low production environment and rudimentary production equipment due to a very limited niche market. Briefly, 2-ply veneer is usually described as being wood-on-wood or paperbacked. However, through the years, the term has also been used for a product with 3 layers; 2 sheets of veneer that are bonded to each face of a paper backing. The flexing or tenderizing process (mechanical, no chemicals required) begins thereafter, conferring great flexibility to the veneer sheets in the direction of the wood grain.

Since the 1970’s, flexible veneer has been used exclusively in woodworker projects for decorative purposes (custom designs for furniture, architectural finishes, etc.). During the 1990’s, usage of 2-ply veneer was initiated in commercial packaging (wine bottles, etc.) but remains a low volume market. To this day, these applications remain the main commercial and industrial uses of 2-ply veneer.

With regards to Particleboard, Fiberboard, Flake board and such, these products were developed to use fiber waste generated from sawmill processes and provide a relatively low cost panel for non-structural applications (contrary to plywood and OSB). Although they remain interesting products for various purposes, their weight, glue and formaldehyde content and poor track record in humid conditions leave several sectors of manufacturing looking for alternative solutions.

Corruven Composite Panels; The New Generation of Paneling

We believe the Corruven Composite Panels provide numerous advantages over the traditional type wood panels and boards for applications in a multitude of sectors focused mainly within the building materials, furniture and transportation sectors. One of its interesting particularities is that our panels contain approximately 75% air, which makes them extremely lightweight compared to other conventional panel (e.g. FRP, Fiber Cement, MDF, HDF, OSB, Plywood, etc.). We do not intend to replace products traditional products in all applications, but rather in those applications which generate the most value for the end user (i.e. weight reduction in the construction and transportation sectors).

Furthermore, we believe the Corruven Composite Panel is one of the “greenest” panels on the market today by reducing the need for and therefore preserving approximately 75% of the raw materials necessary for competing panels (thus reducing our production line capital costs as well) and allowing for final assembly closer to market and therefore substantially reducing the CO2 emissions associated with transportation.

This is contrary to large traditional panel manufacturers which require a very large infrastructure in one place to maximize plant output due to high capital costs related to production line equipment. We believe our production model will allow us to significantly reduce transportation costs, giving us and our clients a sharp advantage on our competitors when it comes to delivering product to market.

Market for the Product

The Corruven Composite Panel is oriented towards a multitude of markets where a combination of lightweight and relative strength is required, such as furniture components, watercraft/boat components, industrial packaging and Recreational Vehicles. Furthermore, with an edged panel, the insulation factor becomes appealing for ceiling overhead panels as well as acoustic applications (speaker enclosures, sound barriers). We believe our products provide advantages over traditional wood panels including:

-	Opportunity to considerably reduce shipping costs due to the products light weight and potential to conduct final assembly closer to end user/market;
-	The Corruven Composite Panel, with its light weight, low production costs and overall green appeal can help manufacturers gain a competitive edge by reducing their respective product weight without retooling their production line and, as an added bonus, reap the advantages of using an “eco-friendly” product.
-	The fact that the Corruven Composite Panel manufacturing process and machinery requires significantly less capital investment than other traditional panel production lines, we can consider assembling the panels as close as possible to end user/market, thus considerably reducing final product transportation costs.
-	With the ability to use various grades of veneer as panel faces, it will be to our advantage to attract premium markets by adding exotic/high quality veneer faces, thus considerably increasing the potential return on investment and product notoriety.

Initial Commercial Applications

Large scale users of traditional wood panels, in mostly non-structural applications, are usually furniture manufacturers and cabinet makers. The shipping and handling costs of their products, due to increasing crude oil prices and overall cost increases therewith, are forcing these sectors to reconsider the design of their products and further manage the weight of said products, especially in connection with shipping expense.

Because of the interest expressed in the furniture manufacturing sector for light weight panels, it is our intent to allocate a large portion of our startup production to this market. However, the overall focus for Corruven Composite Panel will be to penetrate markets attracting premium pricing for added value products, such as natural wood finished ceiling tiles, luxury jet interior design, marine/yacht cabinetry & design and other lower volume / higher margin sectors. Other sectors like marine and aviation require light weight panels offering a high quality finish to maintain the luxury niche while reducing the overall weight of their products.

The following market analysis covers the four (4) key market segments we initially plan to penetrate.

1. Furniture

We believe that furniture and cabinet manufacturers are actively seeking lightweight panels for their products. One of the furniture industry’s major concerns is not being able to ship their products via standard shipping (UPS, FedEx, etc.) because of the weight of their products and the added costs that are attributable to weight. We believe that furniture and cabinets manufactured using our light weight panels would reduce these shipping weight costs and allow for more use of the standard shipping options.

2. Marine, Recreational Vehicles and Aviation

We believe this market represents an opportunity for our light weight Corruven Composite Panel. The Market already utilizes lightweight panels and we believe our panels present a viable alternative. We will manufacture our Corruven Composite Panels following strict industry guidelines regarding requirements of product stability and moisture resistance. We expect we may have to use a more moisture resistant core product to comply with industry standards. Several products are available, including the utilization of Teak wood sheets to produce the panels to increase marine appeal and humidity tolerance.

3. Shelves and Shelving Units

The current materials utilized for shelves and shelving units are mostly particleboard and MDF. These products are unnecessarily very heavy and oversized. The large quantity of material (and weight) is not necessary to support the products’ own structure. The Corruven Composite Panel, when utilized in this application, would make a much lighter product that is both easier to handle and less costly to ship.

4. Ceiling Tiles

This is a niche market. We believe this segment would be willing to pay a premium price for our product as it offers all of the key product characteristics with reduced weight and shipping costs.

Competition

When we become operational and commence offering our Corruven Composite Panels, we will face strong competition from competitors in all of the countries and regions in which we intend to operate.  In the case of our products, we face competition from foreign competitors in other regions of the world. In the future we may face increased competition in other countries in which we intend to operate from domestic or foreign competitors, most of which have greater financial resources than we do. In addition, we may face increased competition as a result of existing competitors increasing their production capacity. An increase in competition in the wood market or other value added wood products markets could adversely affect both our potential share of those markets and the price at which we are able to sell our products.

A multitude of wood and composite panels are offered on the market today. All of them are conceived and marketed to respond to a market need. Most of these businesses are relying on large volumes to generate revenue (requiring great quantities of raw material) to earn income, as their gross margins are small. The summary below and product specific comments give an overview and non-inclusive summary of the competition that the Company believes it faces.

Honeycomb

The most popular type of light weight panel is the “honeycomb” type which is a cardboard (or other materials such as aluminum or fiberglass) core, whose configuration resembles “honeycomb”, sandwiched between other substrates serving as faces (Veneer, HDF, Hardboard, Aluminum, Stainless steel, rubber, vinyl). The honeycomb core material is stretched or preformed into a hexagonal structure to which is bonded facing skins to form the sandwich panel. The bonding process for Honeycomb Panels is carried out in a heated hydraulically controlled press to ensure uniformity of each panel. The panel remains in the press during the adhesive curing process. The cost of producing honeycomb structures is high and requires sophisticated and expensive equipment and when adding the use of higher cost materials such as aluminum or fiberglass for the production of the honeycomb structure, the sheer cost of such panels is prohibitive for many sectors.

The advantage of honeycomb structures is the light weight it confers to a panel. However, honeycomb core panels require costly adapted hardware/anchoring systems, costly fabrication processes and sophisticated equipment.

World-wide distribution is limited to a few large-large scale manufacturers including:

-	Egger, an Austrian company producing a product line called EuroLight;
-	CCV (Canadian Commercial Vehicles) Corporation produces composite panels, mostly for the automotive industry;
-	Cascades, a North American Company, has a product line called Enviropac oriented towards the packaging industry; and
-	Bellcomb Technologies, a North American Company based in Minnesota, offers a variety of composite panel solutions with honeycomb structures.

Particleboard

The particleboard panel is a product generally utilized for interior applications. It is an engineered wood product manufactured from wood particles, such as wood chips, sawmill shavings, or even saw dust, and a synthetic resin or other suitable binder, which is pressed and extruded. Particleboard is a type of fiberboard, a composite material, but it is made up of larger pieces of wood than medium-density fiberboard and hardboard.

Particleboard is cheaper, denser and more uniform than conventional wood and plywood and is substituted when appearance and strength are less important than cost. However, particleboard can be made more attractive by painting or the use of wood veneers that are glued onto surfaces that will be visible. Though it is denser than conventional wood, it is the lightest and weakest type of fiberboard, except for insulation board. Medium-density fiberboard and hardboard, also called high-density fiberboard, are stronger and denser than particleboard.

A major disadvantage of particleboard is that it is very prone to expansion and discoloration due to moisture, particularly when it is not covered with paint or another sealer. Accordingly, it is rarely used outdoors or places that have high levels of moisture

Medium Density Fiberboard (MDF)

Medium-density fiberboard (MDF or MDFB) is an engineered wood product formed by breaking down softwood into wood fibers, often in a defibrator, combining it with resin, and forming panels by applying high temperature and pressure. It is a building material similar in application to plywood but made up of separated fibers, not wood veneers. It is denser than normal particleboard.

Benefits of MDF:

-	Some varieties are less expensive than many natural woods;
-	Isotropic (no grain), so no tendency to split;
-	Consistent in strength and size;
-	Flexible. Can be used for curved walls or surfaces; and
-	Shapes well with a router.

Drawbacks of MDF:

-	Heavier (due to the resins weights);
-	Swells and breaks when waterlogged;
-	Warps or expands if not sealed;
-	Contains urea-formaldehyde which may cause eye and lung irritation when cutting and sanding;
-	Dulls blades more quickly than many woods; and
-	Subject to significant shrinkage in low humidity environments

High Density Fiberboard (HDF or Hardboard)

Similar to MDF panels, the HDF or Hardboard is produced under increased pressure and temperature conditions. With its higher density Hardboard, also called high-density fiberboard, is a type of fiberboard, which is an engineered wood product. It is similar to particleboard and medium-density fiberboard, but is denser and much stronger and harder because it is made out of exploded wood fibers that have been highly compressed. It differs from particleboard in that the bonding of the wood fibers requires no additional materials, although resin is often added. Unlike particleboard, it has significant structural strength and will not split or crack. It is used in construction and furniture.

Plywood

Plywood is a type of engineered wood made from thin sheets of wood veneer called plies or veneers. The layers are glued together, each with its grain at right angles to adjacent layers for greater strength. There are usually an odd number of plies, as the symmetry makes the board less prone to warping, and the grain on the outside surfaces runs in the same direction. The plies are bonded under heat and pressure with strong adhesives, usually phenol formaldehyde resin, making plywood a type of composite material. Plywood is sometimes called the original engineered wood. The plies are usually 3mm in thickness.

A common reason for using plywood instead of plain wood is its resistance to cracking, shrinkage, twisting/warping, and its general high degree of strength. It has replaced many dimensional lumbers on construction applications for these reasons.

Raw Materials

Production startup will require a steady supply of low grade veneer and composite sheets to produce the Corruven Composite Panel cores as well as other composite substrates required as per potential client’s request for face finishes. Such supply can be provided from local producers as well as overseas suppliers. The overseas market for veneer and composite sheets is both a cost efficient and reliable source of raw material. The raw material cost is significant for those overseas operators but their manufacturing is stronger and sees greater value than we do domestically.

The required grade of veneer and composite to produce the Corruven Composite Panel corrugated cores is considered of low value and in abundance in present market conditions, without any projected changes in the near future. Therefore, this underutilized resource use benefits everyone: the sellers get income for an often unwanted product and the Company obtains its raw material at reduced costs. Cosmetic defects do not affect the quality of our final product as these layers reside within the panel. The difference, once again, is that visual defects (knots, stains, discoloration) do not affect the Corruven Composite Panel, thus reducing raw material cost.

Marketing

We anticipate that our future marketing activities may include all or some of the below activities:

-	Press releases and nurturing relationships with industry thought leaders to gain third-party validation and generate positive coverage for the Company;
-	Participation in industry events and trade shows, etc. to create customer awareness, trust and enthusiasm;
-	Search engine marketing and search engine optimization;
-	Web site development and design to create a pleasant and productive user-experience, engage and educate prospects and generate interest through information and demonstration, case studies, and marketing collateral;
-	Marketing campaigns to capture leads, promote the brand, conduct surveys and communicate information about our products;
-	Use of customer testimonials and case studies;
-	Promotions, partnerships and sponsorships as appropriate;
-	Advertising in industry related websites, blogs, e-newsletters and publications; and
-	Industry contacts and relationships.

Customer Service and Support

We anticipate that following the commercial launch of our Corruven Composite Panel, basic customer support during business hours will be available to Corruven customers.

Environmental and Other Regulatory Matters

Our proposed operations may be subject to extensive U.S., Canadian and other international federal, state and local environmental laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation and discharge of regulated materials into the environment. Permits may be required for certain of our operations, and these permits may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities may have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. We may also incur liability for investigation and clean-up of soil or groundwater contamination on or emanating from our proposed facilities at which regulated materials are located where we are identified as a responsible party. We do not believe we will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on our results of operations, financial condition or cash flows. The requirements of such laws and enforcement policies, however, have generally become more stringent over time. Also discovery of unknown conditions could require responses that could result in significant costs. Accordingly, we are unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

Intellectual Property

All of the Corruven IP underlying the Corruven Composite Panel are owned by Corruven Canada, Inc. The patent applications are entitled "(Elastic) Waved Wood Assembly and Method of Making Same". The International Patent Application was filed on November 27, 2009 claiming a priority of November 28, 2008, and has since entered a national phase in Canada, the United States, Brazil, Chile, China, the European Patent Office, Israel, India and South Korea. The applications are currently pending in each of the aforementioned countries, except in Canada, where the patent has already issued. The Corruven® trademark is registered in Canada and in the United States. There can be no assurance any additional patents will be granted or, even if they are, that we will have the resources to enforce these patents through litigation or otherwise. In addition, patents granted by the Canadian Patent Office do not guarantee that competitors in overseas locations will not imitate our products, or patent similar products in other nations.

On July 5, 2010, the Company entered into an exclusive world-wide License Agreement with Corruven Canada, a Canadian corporation of which the majority of the shares are owned and/or controlled by certain principal shareholders and Directors of the Company. The License Agreement granted the Company an exclusive world-wide license to manufacture, market, and sell the Corruven Composite Panels and to utilize any products, methods, structures, assemblies and devices which exist or may in the future be derived from, or utilize, the Corruven IP. The License Agreement also provides the Company with the right to sub-license the Corruven IP and will remain in force and effect until the expiration date of the patents.

Coincidentally with the granting of the License Agreement, the Company and Corruven Canada entered into the R&D Agreement. The R&D Agreement, as amended, provides that Corruven Canada is required to perform all research and development related to the finalization and commercial application of the Corruven Composite Panel, for which the Company is required to pay: (i) a total of $1,653,274 over a five year period as follows: $495,982 on or before January 5, 2012; $440,873 on or before January 5, 2013; $385,764 on or before January 5, 2014; $330,655 on or before January 5, 2015; and (ii) $275,546 on or before January 5 of each following year thereafter for the life of the R&D Agreement. In addition the Company is required to pay to Corruven Canada a “development fee” of two percent (2%) of net sales proceeds of the Company after January 5, 2013. Title to the equipment and related machinery developed under the R&D Agreement will be owned by Corruven Canada.

The following description of the License Agreement and R&D Agreement is a summary only, and is qualified in its entirety by the actual R&D Agreement and License Agreement (and amendments thereto), copies of which have been attached to our Registration Statement filed with the SEC on June 10, 2013 and are hereby incorporated in their entirety by reference.

Employees

We currently have two employees consisting of our management team of Alain Belanger and Denis Duguay. At the present time, neither Mr. Belanger nor Mr. Duguay receives a salary from the Company. All other work that is not handled by our management is outsourced to qualified professionals and consultants as deemed necessary. We intend to hire employees and independent contract labor on an as needed basis.  Following the completion of our Line of Production (defined below), we intend to maintain a highly competitive team of experienced and technically proficient employees and consultants and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which may be encouraged through a stock option plan, is helpful for attracting, retaining and motivating qualified personnel. While we have not yet adopted a stock option plan, however, we may do so in the future.

Property

Our head offices are located at the offices of our Chief Executive Officer, Alain Belanger, for which we currently pay no rent.

Our manufacturing and research & development facilities are located at 355 Chemin du Pouvoir, Edmundston, New Brunswick, Canada (the “355 Chemin Property”). As further described in the notes to the financial statements, the 355 Chemin Property was purchased on April 29, 2013 and the total purchase price of the 355 Chemin Property was $300,000 CAD. The Company made an initial deposit related to the Purchase Agreement on March 26, 2013, totaling $25,000 CAD, and $125,000 CAD was paid on April 29, 2013. The remaining balance due ($150,000 CAD) is due as follows, $75,000 CAD due on March 29, 2015 and $75,000 due on March 29, 2016.

Our U.S. executive offices are located at the offices of our attorney, The Bingham Law Group, APC, for which we currently pay no rent.

Company Business Model and Proposed Revenue Generation

As of the date of this filing, through the R&D Agreement with Corruven Canada, the Company is currently in the process of developing and completing the pilot technology and machinery involved in the line of production and production processes needed to produce the Corruven Composite Panel (the “Line of Production”). The Company has two initial proposed business models designed to generate future revenues through: (i) sales of the Corruven Composite Panel as an end user product; and (ii) the Line of Production license model.

Sales of Corruven Products

Our initial business model focuses on the generation of revenues through the sale of the Corruven Composite Panel product line itself. Following the completion of the pilot Line of Production, we intend to generate revenues through the development of sales contracts relating to the purchase by manufacturers of the Corruven Composite Panel product line. Once our pilot Line of Production and initial production facilities are complete, we plan to begin production initially for this target market.

Line of Production License Model

Our long term business model focuses on the potential for licensing our Line of Production and necessary raw materials related to the production of the Corruven Composite Panel. We hope to be less dependent on the manufacturing sector’s fluctuations by potentially focusing on the business of licensing the Line of Production equipment in different sectors while generating revenue from: (i) the sale and license of equipment and related technology; (ii) ongoing royalties from the output of such licensed equipment; and (iii) the raw materials used in the Line of Production and end product to be provided to the licensee by the Company. This allows for a business model that we believe does not depend on the local or regional health of the economy to generate balanced revenues. We expect that the Line of Production clients will develop new applications for the products on a case-by-case basis and thus increase its reach in the market place. Each Line of Production license and the related equipment and technology will be tailored to the individual licensee’s needs.

As described above, our initial revenue generating business model relates to the sale of Corruven Composite Panel products. Following the completion of the pilot Line of Production, we intend to launch the line of Corruven Composite Panel products and generate potential revenues through the development of sales contracts relating to the purchase by manufacturers of our line of Corruven Composite Panel products. Once our pilot Line of Production is complete, we plan to begin production initially for this target market.

RESULTS OF OPERATIONS

Revenues

For the period from January 4, 2010 (inception) through June 30, 2013, we recognized no revenues from operations. We are still a development stage company and do not expect to begin generating revenues until we complete our pilot Line of Production and begin offering our product and services.

Operating Expenses

Our operating expenses consisted primarily of R&D fees incurred in the development of the Corruven technology associated with our R&D Agreement with Corruven Canada, Inc. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs are included in these amounts.

The tables below provide information regarding selling, general and administrative expenses:

	Three months ended June 30,		$	Six months ended June 30,		$
	2013	2012	Variance	2013	2012	Variance
Selling, general and administrative	$40,753	$293,385	$(252,632)	$277,076	$341,645	$(64,569)

For the three and six months ended June 30, 2013 R&D fees incurred in the development of the Corruven technology totaled approximately $7,299 and $209,443, respectively, as compared to $191,828 and $238,094 incurred during the same periods in the prior year, respectively. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs totaled approximately $33,454, and $67,633, in the three and six months ended June 30, 2013, respectively, as compared to $101,557 and $103,551 incurred during the same periods in the prior year, respectively.

Net Loss

Net losses attributable to common stockholders for the three and six months ended June 30, 2013, were $(36,867) and $(273,190), respectively, or $(0.00) and $(0.01), respectively, per basic and diluted share, compared to net losses attributable to common stockholders for the three and six months ended June 30, 2012 of $(293,385) and $(341,645), respectively, or $(0.02) and $(0.02), respectively, per basic and diluted share.

Capital Resources and Liquidity

Cash Flows

The following table provides information about our net cash flow for the three months ended March 31, 2013 and 2012.

Cash Flow	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(143,932)	$(336,573)
Net cash used in investing activities	(184,097)	-
Net cash provided by financing activities	362,032	350,736
Effect of exchange rate changes on cash	(6,695)	(7,089)
Net Increase (Decrease) in Cash and Cash Equivalents	27,308	7,074
Cash and Cash Equivalents at Beginning of the Period	56,216	55,732
Cash and Cash Equivalents at End of the Period	$83,524	$62,806

Operating Activities

Net cash used in operating activities was $143,932 for the six months ended June 30, 2013, as compared to $336,573 used in operating activities during the same period for the prior year. The net cash used in operating activities was mainly due to general operations of our business, primarily used for research and development costs paid to Corruven Canada, Inc., and the reduction of our historical working capital debt.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $184,097, as compared to $0 used in investing activities during the same period for the prior year. The net used in investing activities was due to the purchase of an industrial building, land and related building improvements..

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 and 2012 was $362,032 and $350,736, respectively. The increase in cash is primarily attributable to aggregate proceeds of approximately $362,032 received from the sale of Common Stock and Warrants and Common Stock Payables during the six months ended June 30, 2013. Whereas during the six months ended June 30, 2012 the Company received approximately $350,736 from the sale of Common Stock and Warrants.

Need for Additional Capital

As of June 30, 2013 the Company had $83,524 cash on hand. We anticipate that this amount is not sufficient to satisfy our cash requirements for the following twelve months without additional funding. The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from the sale of securities. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern as we believe we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the subsequent twelve month period, the Company believes that it will expend funds primarily on the completion of the Line of Production equipment, with additional potentially substantial costs associated with being a reporting company under the Exchange Act, including legal, accounting and audit costs. Although the Company hopes it will begin generating revenues by the end of 2013, management does not believe that such revenues will provide sufficient capital to sustain its current and execute its proposed operations for the next twelve month period without raising additional capital.  Accordingly, we expect that we will require additional funding through additional equity and/or debt financings.  Although the Company has been able to historically raise capital sufficient to continue its R&D, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

Any financing, if available, may involve restrictive covenants that may impact our ability to conduct our business or raise additional funds on acceptable terms.  If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue our expansion plans. In the event we are unable to raise additional capital we will not be able to sustain any growth or continue to operate.

As indicated above, we believe that we may only have sufficient funds to complete the pilot Line of Production and continue business operations through December 31, 2013. It is anticipated that the Company may begin generating revenue by the end of 2013, however, there can be no assurance that the Company will be able to generate revenues by that date and, if in fact the Company does generate revenue, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to continue operations. In order to obtain capital, the Company may need to sell additional shares of its securities or borrow funds from private lenders. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

The Company cannot guarantee that it will be able to obtain additional capital. The Company will seek capital from the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, or experience unexpected cash requirements. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company's Common Stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail or may even cease its operations.

Off Balance Sheet Arrangements

None.

Going Concern

Language regarding the Company's ability to continue as a going concern has been included in the Auditor's Report included in our audited financial statements for the years ending December 31, 2011 and December 31, 2012. The accompanying financial statements have been prepared assuming we will continue as a going concern. We have had substantial operating losses for the past years and are dependent upon outside financing to continue operations. If we are not successful in generating sufficient liquidity from Company operations or in raising sufficient capital resources, on terms acceptable to us, this would have a material adverse effect on the Company's business, results of operations, liquidity and financial condition. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise necessary funds from shareholders to satisfy the expense requirements of the Company.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, proceeds from the sale of Common Stock and Preferred Stock have provided the funds to support the Company's operations through approximately December 31, 2013. Accordingly, the Auditor's Report included in our audited financial statements for the years ending December 31, 2011 and December 31, 2012 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to fund our operations after December 31, 2013 and there can be no assurance that we will be able to raise any or all of the capital required. However, without further funding, we anticipate running out of cash after December 31, 2013, and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of our marketplace after December 31, 2013. We have generated no operating revenues since our inception and have incurred a net loss of $1,550,369 and net cash used in operations of $1,461,048 through June 30, 2013. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

Use of Estimates

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (“U.S. GAAP”). In preparing the financial statements, we are required to make estimates and assumptions that impact the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company maintains its cash balances in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.  We believe that the Company is not exposed to any significant credit risk on cash.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company has not recognized any revenue to date.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation, and we depreciate it on a straight-line basis over the estimated useful lives of the assets. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income (expense).

Fair Value

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Stock-Based Compensation

The FASB requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Fair Value of Warrants

In preparing our financial statements, we must calculate the value of common stock warrants issued to investors.  The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is a generally accepted method of estimating the value of common stock warrants. The Black-Scholes option pricing model requires us to estimate the Company’s dividend yield rate, expected volatility and risk free interest rate over the life of the option.  Inaccurately estimating any one of these factors may cause the value of the option to be under or over estimated.  See the footnotes of the financial statements for the current estimates used in the Black-Scholes pricing model.

Weighted-Average Shares Outstanding

Net income per common share is calculated based on the weighted average number of shares outstanding during the period.

JOBS Act

We are an “emerging growth company” as defined in the recently-enacted JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not “emerging growth companies.” As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates..

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2013, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. Such reasons for ineffectiveness are outlined below:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the quarter ended June 30, 2013, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could potentially result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting. However, due to the limited personnel and financial resources available to the Company at this time, the Company has been unable to ameliorate such weaknesses in our disclosure controls and procedures.

During our most recently completed fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period Ending June 30, 2013

During the six months ended June 30, 2013, the Company issued the Company issued 439,734 common shares to investors for proceeds of $285,828. The common stock issued included: 219,873 Series A-100 warrants to purchase 219,873 shares of common stock at $0.65 per share; 109,943 Series A-200 warrants to purchase 109,943 shares of common stock at $1.25 per share; and 109,943 Series A-300 warrants to purchase 109,943 shares of common stock at $1.75 per share.

At June 30, 2013, the Company had received $76,204 from investors for 117,237 shares of common stock subscribed. The common stock issued included: 58,619 Series A-100 warrants to purchase 58,619 shares of common stock at $0.65 per share; 29,310 Series A-200 warrants to purchase 29,310 shares of common stock at $1.25 per share; and 29,310 Series A-300 warrants to purchase 29,310 shares of common stock at $1.75 per share.

Subsequent Events

From July 1, 2013 through the date of this report, the Company had received $61,497 from investors for 94,610 shares of common stock subscribed. The common stock issued included: 42,306 Series A-100 warrants to purchase 42,306 shares of common stock at $0.65 per share; 21,154 Series A-200 warrants to purchase 21,154 shares of common stock at $1.25 per share; and 21,154 Series A-300 warrants to purchase 21,154 shares of common stock at $1.75 per share.

All of the above offerings and sales were deemed to be exempt under Regulation D, Regulation S and/or Section 4(1) or 4(2) of the Securities Act, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited or exempted investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, where applicable, we have made independent determinations that the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

Certain Relationships and Related Transactions

A variety of conflicts of interest exist, and may continue to exist, from time to time, primarily as a result of our principal owners maintaining control of the Company, and our License Agreement and R&D Agreement with Corruven Canada, Inc.

Corruven Canada is a separate entity which owns the intellectual property rights, including trademark rights and patent rights (collectively the “Corruven IP”), underlying the Corruven Composite Panel. The Company and Corruven Canada entered into: (i) the License Agreement which provides the Company with 100% exclusive worldwide license and sub-license rights to the Corruven IP in exchange for an annual royalty fee to Corruven Canada equal to one percent (1%) of the Company’s net profits; and (ii) the R&D Agreement (as amended) wherein Corruven Canada is required to provide all research and development related to the finalization of the Line of Production and commercial application of the Corruven Composite Panels, and the Company is required to deliver to Corruven Canada for R&D purposes: (i) a total of $1,653,274 over a five year period in a set payment schedule; (ii) $275,546 annually for the remaining life of the License Agreement and R&D Agreement; and (iii) a “development fee” equal to two percent (2%) of net sales proceeds beginning on the third anniversary of the effective date of the R&D Agreement. Mr. Alain Belanger is the Chief Executive Officer, Director and majority shareholder of Corruven, Inc. and the President, Director and majority shareholder of Corruven Canada. Mr. Denis Duguay is the Secretary, Chief Financial Officer, Director and shareholder of Corruven, Inc. and the Secretary, Chief Financial Officer and Director of Corruven Canada. Mr. Real Gravel is the Director and shareholder of Corruven, Inc. and a Director and shareholder of Corruven Canada. Considering the positions held by Mssrs. Belanger, Duguay and Gravel in both Corruven, Inc. and Corruven Canada and the relationship between the two entities in connection with the License Agreement and R&D Agreement, an inherent conflict of interest exists.

On May 1, 2013, the Company entered into a Lease Agreement (the “Lease Agreement”) with Corruven Canada related to the lease of certain real property owned by the Company located at 355 Chemin du Pouvoir, Edmundston, New Brunswick, Canada (the “355 Chemin Property”). Pursuant to the terms of the Lease Agreement, the Company leased to Corruven Canada a portion of 355 Chemin Property under a two year lease with lease payments of $30,000 per year due and payable quarterly in the amount of $7,500 per quarter. Considering the positions held by Mssrs. Belanger, Duguay and Gravel in both Corruven, Inc. and Corruven Canada and the relationship between the two entities in connection with the Lease Agreement, an inherent conflict of interest exists. Although the fair market value of the leased property is difficult to determine due to the fact similar properties in the local area are sparse, the Company believes the terms of the lease and the lease payments represent a fair market value. A copy of the Lease Agreement has been exhibited to our Registration Statement filed with the SEC on June 10, 2013 and incorporated by reference in its entirety.

In addition, Mr. Alain Belanger, our Chief Executive Officer, owns and controls the Series A Preferred Stock which gives him preferential voting control over the Company as described below in the section entitled “Description of Securities”. As a result of high level of control by Mssrs. Belanger, Duguay and Gravel due to their positions as Directors, officers and large shareholders of the Company and Corruven Canada, and their ability to appoint Directors and officers, and, as a result of the outstanding Series A Preferred Stock held by Mr. Belanger, such persons have, will continue to have and shall be able to exert, substantial control over the Company’s day to day operations, contracts, and long term prospects.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report.

Exhibit #	Description
3.1	Articles of Incorporation of Corruven, Inc. as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
3.2	Corporate Bylaws for Corruven, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.1	Intellectual Property License Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.2	Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.3	Amendment to Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.4	Industrial Lease Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.5	Sample Series A-100 Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.6	Sample Series A-200 Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.7	Sample Series A-300 Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2013, to be signed on its behalf by the undersigned on August 14, 2013 thereunto duly authorized.

CORRUVEN, INC

By:	/s/ Alain Belanger
Alain Belanger
Chief Executive Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	Articles of Incorporation of Corruven, Inc. as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
3.2	Corporate Bylaws for Corruven, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.1	Intellectual Property License Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.2	Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.3	Amendment to Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.4	Industrial Lease Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.5	Sample Series A-100 Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.6	Sample Series A-200 Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.7	Sample Series A-300 Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase