Form 10-Q
period 2013-09-30
Corruven, Inc.
filed 2013-11-07
CIK 1485594

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

20,826,111 common shares outstanding, $0.001 par value, as of November 7, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

CORRUVEN, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$90,479	$56,216
Due from related party	13,698	-
Other receivables	2,529	92,738
Prepaid expenses	3,780	-
Deposits	4,849	5,050
Total current assets	115,335	154,004
Building, net of accumulated depreciation of $6,715 and $0, respectively	279,967	-
Land	17,367	-
TOTAL ASSETS	$412,669	$154,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$36,755	$3,039
Accounts payable - related party	54,725	-
Total current liabilities	91,480	3,039
Note payable, net of discount of $16,232 and $0, respectively	129,234	-
TOTAL LIABILITIES	220,714	3,039

STOCKHOLDERS' EQUITY
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 100,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	100	100
Common stock, $0.001 par value, 95,000,000 shares authorized, 20,826,111 and 20,058,646 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	20,826	20,059
Additional paid-in capital	1,850,592	1,352,322
Stock payable	-	75,324
Accumulated other comprehensive income	(34,023)	(19,661)
Deficit accumulated during the development stage	(1,645,540)	(1,277,179)
TOTAL STOCKHOLDERS' EQUITY	191,955	150,965
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$412,669	$154,004

The accompanying notes are an integral part of these unaudited financial statements

CORRUVEN, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	For The	For The	For the Nine	For the Nine	For the Period From
	Three Months Ended	Three Months Ended	Months Ended	Months Ended	January 4, 2010 (Inception)
	September 30	September 30	September 30	September 30	through September 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-
Operating Expenses
Selling, general and administrative	100,475	110,437	377,551	452,082	1,654,811
Loss from operations	(100,475)	(110,437)	(377,551)	(452,082)	(1,654,811)
Other income (expense)
Interest expense	(1,912)	-	(3,026)	-	(3,026)
Interest income	3	-	3	-	84
Rental income – related party	7,213	-	12,213	-	12,213
Total other expense, net	5,304	-	9,190	-	9,271
Income before taxes	(95,171)	(110,437)	(368,361)	(452,082)	(1,645,540)
Income tax	-	-	-	-	-
Net loss	$(95,171)	(110,437)	$(368,361)	$(452,082)	$(1,645,540)

Other Comprehensive Income
Gain(loss) on foreign currency translation	(7,667)	948	(14,362)	(6,141)	(34,023)
Net other comprehensive loss	(102,838)	(109,489)	(382,723)	(458,223)	(1,679,563)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	20,646,502	19,623,908	20,487,290	19,376,432

The accompanying notes are an integral part of these unaudited financial statements

CORRUVEN, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine	For the Period From
	Months Ended	Months Ended	January 4, 2010 (Inception)
	September 30,	September 30,	through September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(368,361)	$(452,082)	$(1,645,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	650	38,859
Depreciation	6,766	-	9,666
Amortization of debt discount	3,026	-	3,026
Changes in assets and liabilities:
Other receivable	76,511	595	(16,227)
Prepaid expenses	(3,780)	-	(3,780)
Deposits	201	4,916	(4,849)
Accounts payable	33,642	2,497	36,681
Accounts payable - related parties	54,725	-	68,892
NET CASH USED IN OPERATING ACTIVITIES	(197,270)	(443,424)	(1,513,272)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of building and land	(177,818)	-	(177,818)
Cash paid for fixed assets	-	-	(14,167)
NET CASH USED IN INVESTING ACTIVITIES	(177,818)	-	(191,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	423,713	467,666	1,829,759
NET CASH PROVIDED BY FINANCING ACTIVITIES	423,713	467,666	1,829,759
Effect of exchange rate changes on cash	(14,362)	(6,141)	(34,023)
NET CHANGE IN CASH	34,263	18,101	90,479
CASH, beginning of period	56,216	55,732	-
CASH, end of period	$90,479	$73,833	$90,479
NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock subscription receivable	$-	$-	$-
Building purchase payable due in exchange for building	$126,230	$-	$126,230
Shares issued for stock subscription	$75,324	$-	$75,324

The accompanying notes are an integral part of these unaudited financial statements

CORRUVEN, INC.

(A Development Stage Company)

UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred A Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Additional Paid in Capital	Common Stock Subscriptions Receivable	Common Stock Payable	Accumulated Other Comprehensive Income (Loss)	Deficit accumulated during the development stage	Total Stockholders’ Equity
Balance January 4, 2010 (inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Shares issued to founders	17,000,000	17,000	100,000	100	-	(17,100)	-			-
Shares issued for cash	1,440,000	1,440			488,160	-	-			489,600
Gain on Foreign Currency Translation								2,804		2,804
Net Loss	-	-	-		-	-	-		(286,476)	(286,476)
Balance December 31, 2010	18,440,000	18,440	100,000	100	488,160	(17,100)	-	2,804	(286,476)	205,928
Cash received on subscription receivable						13,633	-			13,633
Shares issued for cash	538,000	538			185,482					186,020
Shares issued for services	39,600	40			13,424					13,464
Gain on asset disposal from related party					2,900					2,900
Loss on foreign currency translation								(14,672)		(14,672)
Net loss	-	-	-		-	-	-		(340,947)	(340,947)
Balance December 31, 2011	19,017,600	19,018	100,000	100	689,966	(3,467)	-	(11,868)	(627,423)	66,326
Cash received on subscription receivable						3,467	-			3,467
Cash received on unissued shares	-	-	-	-	-		75,324	-	-	75,324
Shares issued for cash	981,546	982	-	-	637,020	-	-			638,002
Shares issued for services	59,500	59	-	-	25,336	-	-	-	-	25,395
Loss on foreign currency translation	-	-	-	-	-	-	-	(7,793)	-	(7,793)
Net loss	-	-	-		-	-	-		(649,756)	(649,756)
Balance December 31, 2012	20,058,646	20,059	100,000	100	1,352,322	-	75,324	(19,661)	(1,277,179)	150,965
Shares issued for cash	767,465	767	-	-	498,270	-	(75,324)	-	-	423,713
Loss on foreign currency translation	-	-	-	-		-	-	(14,362)	-	(14,362)
Net loss	-	-	-		-	-	-		(368,361)	(368,361)
Balance September 30, 2013	20,826,111	$20,826	100,000	$100	$1,850,592	$-	$-	$(34,023)	$(1,645,540)	$191,955

The accompanying notes are an integral part of these unaudited financial statements

CORRUVEN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

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

The Company was originally incorporated on January 4, 2010.

Unaudited Interim Consolidated Financial Information

The accompanying interim balance sheet as of September 30, 2013, and the statements of income, comprehensive income, and cash flows for the nine months ended September 30, 2013 and 2012 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our statement of financial position as of September 30, 2013 and our results of operations and our cash flows for the nine months ended September 30, 2013 and 2012. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full fiscal year.

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

Years
Equipment	5
Buildings	18

The following table summarizes the activity related to our property, plant and equipment:

	At September 30,
	2013	2012
Buildings	286,682	-
Land	17,367	-
Accumulated Depreciation	(6,715)	-
	$297,334	-

Depreciation expense for the three and nine months ended September 30, 2013 and 2012 was $3,780 and $6,766, respectively.

Stock Payable

The Company had received cash for common stock subscriptions, shares related to these subscriptions were not issued until after September 30, 2013. These amounts are classified in stock payable on the accompanying unaudited balance sheet. At September 30, 2013 and December 31, 2012, amounts classified in stock payable were $0 and $75,324, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased.

Other Receivables

Other receivables consist of amounts paid by the Company to sales taxes authorities for initial payments of products and services made to Corruven Canada, Inc. Initial payments include a tax amount for all payments made, regardless of the nature of the expense. On a quarterly basis, the Company requests refunds from the tax authority for overpayments of sales taxes made which are related to non-taxable items. Amounts paid on non-taxable items are then refunded to the Company by the tax authority. At September 30, 2013 and December 31, 2012 these amounts were $2,529 and $92,738, respectively.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss was $7,667 and $14,362 for three and nine months ended September 30, 2013, respectively, and a gain of $948 and loss of $6,141 for the three and nine months ended September 30, 2012, respectively, have been reported as a component of comprehensive loss in the statement of stockholders’ equity. Translation gains or losses are shown as a separate component of stockholders’ equity.

Fair Value

The Company adopted the Financial Accounting Standards Board (the “FASB”) standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of September 30, 2013 and December 31, 2012.

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock or, “if converted” method) from warrants were 1,839,622 and 767,268 at September 30, 2013 and 2012, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted earnings per common share for:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine months	Nine months
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Numerator – net (loss)	$(95,171)	$(110,437)	$(368,361)	$(452,082)
Denominator – weighted average number of shares outstanding, basic and diluted	20,646,502	19,623,908	20,487,290	19,376,432
Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

2. GOING CONCERN

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations resulting $368,361 during the nine months ended September 30, 2013. The Company incurred accumulated deficit of $1,645,540 from inception of January 4, 2010 to September 30, 2013. The Company has working capital of $23,855 and $150,965 as of September 30, 2013 and December 31, 2012, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Net deferred tax assets consist of the following components:

	For The Nine Months Ended September 30,
	2013	2012
Current portion of deferred tax assets:
Benefit from carryforward of net operating loss	$574,895	$372,887
Less: Valuation allowance	(574,895)	(372,887)
Net deferred income tax asset	$-	$-

The Company has no uncertain tax positions.

At September 30, 2013, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $1,638,000 of unused net operating losses available for carry forward to future years. The benefit from carry forward of such net operating losses will expire between 2031 and 2032. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards may never be utilized due to the fact that the Company is a development stage company and has not generated any revenue or earnings to date.

4. BUILDING PURCHASE AND NOTE PAYABLE

Effective April 29, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire an industrial building located at 355 Chemin du Pouvoir, Edmundston, New Brunswick, Canada (the “Property”). The total purchase price of the Property is $300,000 CAD. The Company made an initial deposit related to the Purchase Agreement on March 26, 2013, totaling $25,000 CAD, and $125,000 CAD was paid on April 29, 2013. The remaining balance due ($150,000 CAD) is due as follows, $75,000 CAD due on March 29, 2015 and $75,000 due on March 29, 2016. The amounts due under the Purchase Agreement are non-interest bearing. The Purchase Agreement contains a negative covenant that restricts the Company from taking out an additional mortgage on the Property of more than 80% of the Property’s market value, if the Property‘s market value is less than $750,000 CAD. At September 30, 2013 $145,466 was due under the Purchase Agreement. The Company applied an effective interest rate of 5.95% to the amount due under the Purchase Agreement, and recorded a discount of $19,235 related to the amount due. The Company recorded an interest expense of $1,931 and $3,026 for the three and nine months ended September 30, 2013, respectively, related to the amortization of the debt discount.

The Company recorded the purchase of the Property at cost, and capitalized approximately $33,361 CAD in additional expenses related to conditioning the Property for use. The Company estimates an 18 year useful life. The Company estimated land associated with Purchase Agreement and the Property to be $17,908 CAD.

5. EQUITY

We are authorized by our Certificate of Incorporation to issue 95,000,000 shares of Common Stock, $0.001 par value, of which shares of Common Stock were outstanding 20,826,111 at September 30, 2013 and 20,058,646 at December 31, 2012. We are authorized by our Certificate of Incorporation to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 100,000 shares of Series A Preferred Stock were outstanding at September 30, 2013 and December 31, 2012. The Series A Preferred Stock have voting rights to vote as a single class upon any matter submitted to the stockholders. The Series A shareholder shall have such number of votes as is determined by multiplying: (a) the number of shares of Series A Preferred Stock held by such shareholder; (b) the sum of the number of issued and outstanding shares of Series A Preferred Stock, any other series of preferred and Common Stock on a fully diluted basis; and (c) 0.000006. The Series A Preferred Stock has no conversion, dividend, or liquidation rights.

Pursuant to the $75,324 shares subscribed during the period ending December 31, 2012, the Company issued 115,884 shares to investors during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company granted 651,582 common shares to investors for proceeds of $423,713. The common stock granted included: 325,798 Series A-100 warrants to purchase 325,798 shares of common stock at $0.65 per share; 162,892 Series A-200 warrants to purchase 162,892 shares of common stock at $1.25 per share; and 162,892 Series A-300 warrants to purchase 162,892 shares of common stock at $1.75 per share.

No dividends were paid during the nine months ended September 30, 2013 and 2012.

Share-Based Awards

The Company has not issued any share-based awards to date.

Equity Incentive Plan

The Company has not adopted an equity incentive plan.

Stock Options

The Company has not issued any stock options to date.

Warrants

During the nine months ended September 30, 2013, the Company granted 651,582 common shares to investors for proceeds of $423,713. The common stock granted included: 325,798 Series A-100 warrants to purchase 325,798 shares of common stock at $0.65 per share; 162,892 Series A-200 warrants to purchase 162,892 shares of common stock at $1.25 per share; and 162,892 Series A-300 warrants to purchase 162,892 shares of common stock at $1.75 per share.

The relative fair value of the warrant attached to the common stock issued was estimated at the date of grant using the Black-Sholes-Merton pricing model. The relative fair value of the warrants attached to the common stock issued is $145,122 and the relative fair value of the common stock is $278,401 as of the grant date. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.38-1.23%; expected volatility of 273-1003%, and warrant term of 3-4 years.

The following table summarizes the continuity of the Company’s share purchase warrants (including those warrants subscribed to and not yet issued):

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life

Warrant Balance at December 31, 2012	1,188,041	$1.12	2.81
Granted	651,582	1.07	2.61
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding and exercisable - September 30, 2013	1,839,613	$1.10	2.35

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We have not been involved in any legal actions in the normal course of business. There is currently no active or threatened litigation in process.

Operating Leases

The Company has not entered into any leases at September 30, 2013, and December 31, 2012.

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

The following represents payments the Company has made to Corruven Canada through September 30, 2013:

Amount Paid
2010	$150,000
2011	463,738
2012	647,653
Through September 30, 2013	234,598
Total	$1,495,989

The amounts paid in 2010 of $150,000 were applied to the accrual of and balance due at January 5, 2012. There was $54,725 and no amount (including those accrued) due under this agreement at September 30, 2013 and December 31, 2012, respectively.

Total payments made to Corruven Canada, Inc. for the nine months ended September 30, 2013 were $234,598 in accordance with the R&D Agreement, since inception of the agreement the Company has paid Corruven Canada, Inc. $1,495,989 (amounts paid under the R&D Agreement of $1,171,453, and additional amounts paid above and beyond the R&D Agreement of $324,536).

Lease Agreement – Corruven Canada, Inc.

Effective May 1, 2013, the Company entered into a lease agreement with Corruven Canada, Inc., a related party, wherein the Company leased a portion of industrial space at the Property to Corruven Canada, Inc. The lease agreement terminates on May 1, 2015, and Corruven Canada, Inc. is required to pay $30,000 per year in base rent to the Company. Rental income related to this lease agreement is classified as other income on the accompanying unaudited statement of operations. As of September 30, 2013 the Company was due $13,698 from Corruven Canada, Inc. in accordance with this lease agreement.

8. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, no events have occurred that require disclosure.

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

Coincidentally with the granting of the License Agreement, the Company and Corruven Canada entered into a Research and Development Agreement (the “R&D Agreement”). The R&D Agreement, as amended, provides that Corruven Canada is required to perform all research and development related to the finalization and commercial application of the Corruven Composite Panel, for which the Company is required to pay: (i) a total of $1,928,820 over a five year period as follows: $495,982 on or before January 5, 2012; $440,873 on or before January 5, 2013; $385,764 on or before January 5, 2014; $330,655 on or before January 5, 2015;and (ii) $275,546 on or before January 5 of each following year thereafter for the life of the R&D Agreement. In addition the Company is required to pay to Corruven Canada a “development fee” of two percent (2%) of net sales proceeds of the Company after January 5, 2013. Title to the equipment and related machinery developed under the R&D Agreement will be owned by Corruven Canada.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, proceeds from the sale of Common Stock and Preferred Stock have provided the funds to support the Company's operations through approximately December 31, 2013. Accordingly, the Auditor's Report included in our audited financial statements for the years ending December 31, 2011 and December 31, 2012 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to fund our operations after December 31, 2013 and there can be no assurance that we will be able to raise any or all of the capital required. However, without further funding, we anticipate running out of cash after December 31, 2013, and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of our marketplace after December 31, 2013. We have generated no revenues since our inception and have incurred a net loss of $1,645,540 and net cash used in operations of $1,513,272 through September 30, 2013. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

Coincidentally with the granting of the License Agreement, the Company and Corruven Canada entered into the R&D Agreement. The R&D Agreement, as amended, provides that Corruven Canada is required to perform all research and development related to the finalization and commercial application of the Corruven Composite Panel, for which the Company is required to pay: (i) a total of $1,928,820 over a five year period as follows: $495,982 on or before January 5, 2012; $440,873 on or before January 5, 2013; $385,764 on or before January 5, 2014; $330,655 on or before January 5, 2015; and (ii) $275,546 on or before January 5 of each following year thereafter for the life of the R&D Agreement. In addition the Company is required to pay to Corruven Canada a “development fee” of two percent (2%) of net sales proceeds of the Company after January 5, 2013. Title to the equipment and related machinery developed under the R&D Agreement will be owned by Corruven Canada.

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

RESULTS OF OPERATIONS

Revenues

For the period from January 4, 2010 (inception) through September 30, 2013, we recognized no revenues from operations. We are still a development stage company and do not expect to begin generating revenues until we complete our pilot Line of Production and begin offering our product and services.

Operating Expenses

Our operating expenses consisted primarily of R&D fees incurred in the development of the Corruven technology associated with our R&D Agreement with Corruven Canada, Inc. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs are included in these amounts.

The tables below provide information regarding selling, general and administrative expenses:

	Three months ended September 30,		$	Nine months ended September 30,		$
	2013	2012	Variance	2013	2012	Variance
Selling, general and administrative	$100,475	$110,437	$(9,962)	$377,551	$452,082	$(74,531)

For the three and nine months ended September 30, 2013 R&D fees incurred in the development of the Corruven technology totaled approximately $79,880 and $289,323, respectively, as compared to $79,250 and $391,510 incurred during the same periods in the prior year, respectively. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs totaled approximately $20,595, and $88,228, in the three and nine months ended September 30, 2013, respectively, as compared to $31,188 and $60,572 incurred during the same periods in the prior year, respectively.

Net Loss

Net losses attributable to common stockholders for the three and nine months ended September 30, 2013, were $(95,171) and $(368,361), respectively, or $(0.00) and $(0.02), respectively, per basic and diluted share, compared to net losses attributable to common stockholders for the three and nine months ended September 30, 2012 of $(110,437) and $(452,082), respectively, or $(0.01) and $(0.02), respectively, per basic and diluted share.

Capital Resources and Liquidity

Cash Flows

The following table provides information about our net cash flow for the nine months ended September 30, 2013 and 2012.

Cash Flow	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(197,270)	$(443,424)
Net cash used in investing activities	(177,818)	-
Net cash provided by financing activities	423,713	467,666
Effect of exchange rate changes on cash	(14,362)	(6,141)
Net Increase (Decrease) in Cash and Cash Equivalents	34,263	18,101
Cash and Cash Equivalents at Beginning of the Period	56,216	55,732
Cash and Cash Equivalents at End of the Period	$90,479	$73,833

Operating Activities

Net cash used in operating activities was $197,270 for the nine months ended September 30, 2013, as compared to $443,424 used in operating activities during the same period for the prior year. The net cash used in operating activities was mainly due to general operations of our business, primarily used for research and development costs paid to Corruven Canada, Inc., and the reduction of our historical working capital debt.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $177,818, as compared to $0 used in investing activities during the same period for the prior year. The net used in investing activities was due to the purchase of an industrial building, land and related building improvements..

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was $423,713 and $467,666, respectively. The cash received from financing activities is primarily attributable to aggregate proceeds of approximately $423,713 received from the sale of Common Stock and Warrants during the nine months ended September 30, 2013. Whereas during the nine months ended September 30, 2012 the Company received approximately $467,666 from the sale of Common Stock and Warrants.

Need for Additional Capital

As of September 30, 2013 the Company had $90,479 cash on hand. We anticipate that this amount is not sufficient to satisfy our cash requirements for the following twelve months without additional funding. The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from the sale of securities. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern as we believe we will need substantial additional capital during the next 12 months on order to complete our business plan.

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

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, proceeds from the sale of Common Stock and Preferred Stock have provided the funds to support the Company's operations through approximately December 31, 2013. Accordingly, the Auditor's Report included in our audited financial statements for the years ending December 31, 2011 and December 31, 2012 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to fund our operations after December 31, 2013 and there can be no assurance that we will be able to raise any or all of the capital required. However, without further funding, we anticipate running out of cash after December 31, 2013, and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of our marketplace after December 31, 2013. We have generated no operating revenues since our inception and have incurred a net loss of $1,645,540 and net cash used in operations of $1,513,272 through September 30, 2013. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

Use of Estimates

Our accounting and reporting policies conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In preparing the financial statements, we are required to make estimates and assumptions that impact the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

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

Fair Value

The Company adopted the Financial Accounting Standards Board (the “FASB”) standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

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

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2013, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. Such reasons for ineffectiveness are outlined below:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the quarter ended September 30, 2013, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could potentially result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

During our most recently completed fiscal quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period Ending September 30, 2013

Pursuant to the $75,324 shares subscribed during the period ending December 31, 2012, the Company issued 115,884 shares to investors during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company granted 651,582 common shares to investors for proceeds of $423,713. The common stock granted included: 325,798 Series A-100 warrants to purchase 325,798 shares of common stock at $0.65 per share; 162,892 Series A-200 warrants to purchase 162,892 shares of common stock at $1.25 per share; and 162,892 Series A-300 warrants to purchase 162,892 shares of common stock at $1.75 per share.

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

Corruven Canada is a separate entity which owns the intellectual property rights, including trademark rights and patent rights (collectively the “Corruven IP”), underlying the Corruven Composite Panel. The Company and Corruven Canada entered into: (i) the License Agreement which provides the Company with 100% exclusive worldwide license and sub-license rights to the Corruven IP in exchange for an annual royalty fee to Corruven Canada equal to one percent (1%) of the Company’s net profits; and (ii) the R&D Agreement (as amended) wherein Corruven Canada is required to provide all research and development related to the finalization of the Line of Production and commercial application of the Corruven Composite Panels, and the Company is required to deliver to Corruven Canada for R&D purposes: (i) a total of $1,928,820 over a five year period in a set payment schedule; (ii) $275,546 annually for the remaining life of the License Agreement and R&D Agreement; and (iii) a “development fee” equal to two percent (2%) of net sales proceeds beginning on the third anniversary of the effective date of the R&D Agreement. Mr. Alain Belanger is the Chief Executive Officer, Director and majority shareholder of Corruven, Inc. and the President, Director and majority shareholder of Corruven Canada. Mr. Denis Duguay is the Secretary, Chief Financial Officer, Director and shareholder of Corruven, Inc. and the Secretary, Chief Financial Officer and Director of Corruven Canada. Mr. Real Gravel is the Director and shareholder of Corruven, Inc. and a Director and shareholder of Corruven Canada. Considering the positions held by Mssrs. Belanger, Duguay and Gravel in both Corruven, Inc. and Corruven Canada and the relationship between the two entities in connection with the License Agreement and R&D Agreement, an inherent conflict of interest exists.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2013, to be signed on its behalf by the undersigned on November 7, 2013 thereunto duly authorized.

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