Form 10-K
period 2013-12-31
Corruven, Inc.
filed 2014-03-31
CIK 1485594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 000-29735

CORRUVEN, INC.

Nevada	01-0949620
(State or other jurisdiction	(IRS Employer
of Incorporation)	Identification Number)

Alain Belanger, Chief Executive Officer

Corruven, Inc.

264 Notre Dame

Kedgwick, New Brunswick E8B 1H9

Canada

Phone: (877) 284-3101

Fax: (506) 284-3153

(Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of March 31, 2014 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,491,531.60 based on of the last price at which the Company sold its shares ($.60 per share of common stock). Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock on March 31, 2014 amounting to approximately 14,440,225 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2014, there were 21,926,111 shares of our common stock issued and outstanding.

Documents Incorporated by Reference:	None

Corruven, Inc.

Annual Report on Form 10-K

Forward Looking Statements

This Annual Report on Form 10-K and all other reports filed by Corruven, Inc., a Nevada corporation (“Corruven” or the “Company”), from time to time with the Securities and Exchange Commission (the “SEC” and collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of Corruven as well as estimates and assumptions made by Corruven management. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this filing, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this filing, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this filing and in the documents incorporated by reference into this filing that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

Although Corruven believes that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, management does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with Corruven’ consolidated financial statements and the related notes filed herewith.

PART I

Item 1. Description of Business

Corruven, Inc. (“Corruven” or the “Company”) is a development-stage company that intends to develop and market a lightweight composite panel, the Corruven® composite panel (the “Corruven Composite Panel”), which we believe, when fully developed, will provide numerous advantages over conventional panels when used in applications including building materials, furniture components, transportation and in other potential industries and applications. As currently designed, the Corruven Composite Panels: (i) contain approximately 75% air making them extremely lightweight compared to other conventional panels; (ii) utilize approximately 25% of the raw material required to produce traditional panels (e.g.: FRP (“Fiberglass Reinforced Plastic”), Fiber Cement, MDF (“Medium Density Fiberboard”), HDF (“High Density Fiberboard”), OSB (“Oriented Stranded Board”), plywood, etc.); and (iii) use environmentally friendly formaldehyde-free glues which increase our distinction in the “green product” market.

We were incorporated under the laws of the State of Nevada on January 4, 2010 as Corruven, Inc. Our head offices are located at 264 Notre-Dame Street, Kedgwick, New Brunswick E8B 1H9. Our U.S. offices are located at the offices of our counsel, The Bingham Law Group, APC, at 2173 Salk Avenue, Suite 250, Carlsbad, California 92008. We maintain a website at www.corruven.com, however, the information in, or that can be accessed through, our web site, is not part of this report.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, proceeds from the sale of Common Stock and Preferred Stock have provided the funds to support the Company's operations through approximately June 30, 2014. Accordingly, the Auditor's Report included in our audited financial statements for the years ending December 31, 2013 and December 31, 2012 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to fund our operations after June 30, 2014 and there can be no assurance that we will be able to raise any or all of the capital required. However, without further funding, we anticipate running out of cash after June 30, 2014, and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of our marketplace after June 30, 2014. We have generated no revenues since our inception and have incurred a net loss of $1,754,997 and net cash used in operations of $1,590,218 through December 31, 2014. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

Item 1A. Risk Factors

Risks Related to Our Business

We are a development stage company and we have limited history.

We are a development stage company that has very limited business operations. Our plans and businesses are “proposed” and “intended” but we may not be able to successfully implement them. As a development stage company we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. As a growth-stage company, our expected and future cash flows may be insufficient to meet expenses relating to our operations and the growth of our business, and may be insufficient to allow us to develop new and existing products. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our projects. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis. We are only begging to commercially market our product and we cannot be certain that we will ever be able to develop, manufacture, market or sell any product.

There is substantial doubt as to whether our Company can continue as a going concern.

We have generated no revenues since our inception and have incurred substantial losses. From the date of our inception through December 31, 2013, we have incurred a net loss of $1,754,997 and net cash used in operations of $1,590,218. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. Our business plans estimate that we will need to raise additional capital to fund our operations going forward and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

We may experience difficulties that may delay or prevent our development, introduction or our products.

We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process. We may experience research and development, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of our products or enhancements. We cannot be certain that:

-	any of the products under development will prove to be effective in generating sales demand;
-	we will be able to obtain, in a timely manner or at all, regulatory approval, if required, to market any of our products that are in development or contemplated; or
-	the products we develop can be manufactured at acceptable cost and with appropriate quality, or these products, if and when approved, can be successfully marketed.

The factors listed above, as well as manufacturing or distribution problems, or other factors beyond our control, could delay our product launch. In addition, we cannot assure you that the market will accept these products. Accordingly, there is no assurance that our overall revenue will increase if and when our products are launched.

Investors may lose their entire investment if we fail to reach profitability.

We commenced business in January of 2010. We have no demonstrable operations record from which you can evaluate the business and its prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives. Investors should therefore be aware that they may lose their entire investment.

We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer Alain Belanger. We do not have an employment agreement with our Chief Executive Officer and, therefore, he could terminate his employment with us at any time. We do not maintain key person life insurance policies on our Chief Executive Officer. The loss of the services of our Chief Executive Officer could seriously harm our business.

Our Chief Executive Officer is also the Chief Executive Officer of Corruven Canada and such other company's interests may conflict with the best interests of the Company. The business interests of the Company and Corruven Canada may directly compete, and a conflict may arise with regard to the time devotion required of Mr. Belanger, or a corporate opportunity learned of by Mr. Belanger. To the extent that any conflict of corporate opportunity or in his fiduciary duties to both companies may arise in the future, the conflict will be resolved in favor of the Company. Notwithstanding, should Mr. Belanger not resolve any conflict that may arise between the Company and Corruven Canada, the Company may be adversely affected.

Our existing principal stockholder exercises control of our Company.

Mr. Alain Belanger, our Chief Executive Officer and a Director, will control approximately 53.83% of our issued and outstanding common stock and 100% of our Series A Preferred Stock. Accordingly, Mr. Belanger will be able to control the election of directors and all other matters subject to stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, even if this change in control would benefit stockholders.

We need to attract qualified employees.

Our future success depends in large part upon our ability to attract, train, retain and motivate employees. Qualified individuals of the requisite caliber and number needed to fill positions are in short supply in some areas. Although we plan to offer competitive salaries and benefits, we may have to increase spending in order to retain present and future personnel. The success of our growth plan will be dependent on our ability to promote and/or recruit enough qualified personnel to support our future growth. The time and effort required to train and supervise new managers and employees may divert resources from our existing operations and negatively affect our operating and financial performance.

Supporting a future customer base could strain our personnel and corporate infrastructure, and if we are unable to scale our operations and increase productivity when necessary, we may not be able to successfully implement our business plan.

Our current management and human resources infrastructure is comprised of our officers and several outsourced consultants. Our success will depend, in part, upon the ability of our management to manage our proposed business effectively. To do so, we will need to hire, train and manage new employees as needed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations, we will be unable to execute our business plan.

Possible Fluctuations in the Cost of Materials

Our future financial condition and results may be affected by fluctuations in the cost of materials. The current principal raw materials used in the manufacturing of the Corruven Composite Panel consist of veneer, paper, plywood and glue. The Company does not currently maintain any supplier agreements for these raw materials and purchases its raw materials on the open market from various suppliers. The price and availability of these materials are subject to market conditions affecting supply and demand. Although the Company believes its needed raw materials are in abundant supply and available in a competitive market, our potential profitability may be negatively affected by increases in material costs to the extent we are unable to pass on such higher costs to our customers.

If we deliver products with defects, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability.

The manufacturing and marketing of our products will involve an inherent risk of product liability claims. In addition, our product development is, and production will be, complex and could expose our products to defects. Any defects could harm our credibility and decrease future market acceptance of our products. In the event that we are held liable for a claim for which we are not indemnified or insured that claim could materially damage our business and financial condition. Even if we are indemnified, we may not be able to obtain reimbursement of our damages from the indemnifying party, because for example they do not have sufficient funds or insurance coverage to pay us. If a claim is made for which we have insurance coverage, we cannot be certain that the amount of such coverage will be sufficient, or that we will be able to collect on a claim when we make it.

Because we have only just begun to sell our products, we have not obtained insurance covering product liability claims or product recall claims against us. If and when we begin to market our products, such insurance may not be available to us, or not available on terms which we find acceptable. We may determine that the cost of such insurance is too high when compared to the risks of not having coverage and we may determine not to obtain policies insuring such risks, or we may obtain policies with a high deductible.

Our ability to grow our business may depend on developing a positive brand reputation and customer loyalty.

Establishing and maintaining a positive brand reputation and nurturing customer loyalty is critical to attracting new customers. We expect to expend reasonable but limited resources to develop, maintain and enhance our brand in the near future. If we are unable to develop, maintain and enhance our brand reputation and customer participation, our ability to attract customers will be harmed.

Our expansion strategy will be dependent upon the availability of adequate capital.

Our expansion strategy will require additional capital for, among other purposes, research and development, inventory, property and equipment, integration into new markets and other costs associated with our proposed business plan. If cash generated internally is insufficient to fund capital requirements, or if funds are not available, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our expansion. As a result, there can be no assurance that we will be able to fund our current business plans.

Failure to fund continued capital expenditures could adversely affect results.

If our anticipated revenues substantially decrease as a result of market fluctuations or otherwise, we may have a limited ability to expend the capital necessary to maintain business operations at expected levels in the future, resulting in a decrease in revenue over time. If our expected cash flow from anticipated operations is not sufficient to satisfy our capital expenditure requirements, there can be no assurance that additional debt or equity financing or other sources of capital will be available to meet these requirements.

We rely on a variety of intellectual property rights. Any threat to, or impairment of, these rights could cause us to incur costs to defend these rights.

We license the intellectual property to our proposed products from Corruven Canada, an affiliated licensor. In addition the management of the Company also acts as management in Corruven Canada and therefore inherent conflicts of interest may arise.

As a Company that plans to develop, manufacture and market branded products, we will rely heavily on the Corruven IP to protect our brand. Corruven Canada maintains a number of patent applications pending and we rely on such protection for certain of our technologies. There is a risk that third parties, including our competitors, will infringe on our licensed Corruven IP rights, in which case we or the parties owning such rights would have to defend these rights. There is also a risk that third parties, including our competitors, will claim that our products infringe on their intellectual property rights. These third parties may bring infringement claims against us or our customers, which may harm our operating results.

While we currently license certain U.S., Canadian and worldwide patent applications from Corruven Canada, we may need to pursue additional protections for our Corruven IP as we develop new products and enhance existing products and technologies. We may not be able to obtain appropriate protections for our Corruven IP in a timely manner, or at all. Our inability to obtain appropriate protections for our Corruven IP may allow competitors to enter our markets and produce or sell the same or similar products.

In addition to patents, we rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions and technical measures to protect our Corruven IP rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our Corruven IP, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our Corruven IP rights in some foreign countries.

We rely heavily upon outside sources for the research and development related to our Corruven Composite Panel and related technology.

The Company relies heavily upon Corruven Canada for the research and development related to the finalization and commercial application of the Corruven Composite Panel. Pursuant to the terms of the R&D Agreement, the Company is required to pay: (i) a total of $1,928,820 over a five year period as follows: $495,982 on or before January 5, 2012; $440,873 on or before January 5, 2013; $385,764 on or before January 5, 2014; $330,655 on or before January 5, 2015; and (ii) $275,546 on or before January 5 of each following year thereafter for the life of the R&D Agreement. In addition the Company is required to pay to Corruven Canada a “development fee” of two percent (2%) of net sales proceeds of the Company after January 5, 2013.

The R&D Agreement allows for termination: (i) for failure of any payment due and owing to Corruven Canada under the R&D Agreement; and (ii) by either party at any time upon the receipt of ninety (90) days written notice to the other party. In the event the R&D Agreement is terminated for any reason, although the Company will maintain the exclusive world-wide license to manufacture, market, and sell the Corruven Composite Panels and to utilize any products, methods, structures, assemblies and devices which exist or may in the future be derived from, or utilize, the Corruven IP, the Company may no longer have immediate access to the machinery involved in the Line of Production (as defined herein) and will lose much of the technological and mechanical progress made pursuant to the relationship between the Company and Corruven Canada under the License Agreement and R&D Agreement. The termination of such relationships and agreements with Corruven Canada would be a tremendous setback to the Company’s forward progress. However, considering the relationship between the Company and Corruven Canada, and the fact the current management of the Company and Corruven Canada are the same individuals, the Company does not foresee any termination of, nor change in the relationship between the entities.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act and Exchange Act of 1934 (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to opt in to the extended transition period for complying with the revised accounting standards.

Because we have elected to defer compliance with new or revised accounting standards, our financial statement disclosure may not be comparable to similar companies.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We currently do not have adequate insurance coverage for claims against us.

We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, environmental, fraud and other lawsuits, whether or not such claims are valid. In addition, we do not have adequate or in some cases, any product liability, fiduciary, directors and officers, property, natural catastrophe and comprehensive general liability insurance. To the extent we secure adequate insurance it may not be adequate to cover such claims or may not be available to the extent we expect. If we are able to secure adequate insurance our costs could be volatile and, at any time, can increase given changes in market supply and demand. We may not be able to obtain adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Even to the extent we are able to acquire adequate insurance, we may not be able to afford to continue coverage through a policy period or in multiple and successive policy periods.

Currency risks and fluctuations could negatively impact our Company.

We anticipate that some of our revenues may be received in currencies other than US Dollars. Foreign currency can fluctuate against the US dollar in which the Company’s financial statements are prepared. There is no assurance that any currency exchange will be favorable and given that some or our major expenses are fixed in US dollars, our operating results could be negatively impacted by such currency fluctuations.

Risks Related to Our Industry

We may become dependent on specific industries. Lower than expected growth or a downturn in demand for our products in those industries could adversely affect our results of operations.

The future sales of our products are dependent to a significant degree on the level of activity in the industries we may target. Because of the possible cyclical demand for our products, we may have short or long-term overcapacity. A decreased demand for wood products may result in an inability to maximize our resources. Furthermore, it is possible that our expected growth in demand from companies in the industries we target may not occur. The demand for such products can be adversely affected by several factors, including decreases in the level of new residential construction activity, which is subject to changes in economic conditions, increases in interest rates, decreases in population and other factors. Additionally, weakness in the economies of countries in which we intend to sell our products, especially in the United States and Canada, as well as any downturn or continuation of current downturns in these economies, are likely to have a material adverse effect.

Most of our current and potential competitors have longer operating histories, larger customer, greater brand recognition, greater access to brand name suppliers, and significantly greater financial, marketing and other resources than we do.

Most of our current and potential competitors can devote substantially more resources to the development of their business operations than we can at present. Larger, well-established and well-financed entities may acquire, invest in or form joint ventures with other established competitors or with specific product manufacturers, which will allow them pricing advantages due to economies of scale or pursuant to distribution agreements with suppliers. Some large product distributors may also have exclusive distribution agreements or protected territories in which they can sell specific brand name products at a significant discount, or territories in which they may seek to exclude us from selling a specific brand of product. These types of arrangements between our competitors and manufacturers and suppliers may limit our ability to distribute certain products and could adversely affect our revenues.

We may face significant competition in the markets in which we intend to sell our products, which could adversely affect both our potential share of those markets as well as the price at which we intend to sell our products.

We expect to face strong competition from competitors in all of the countries and regions in which we intend to operate.  In the case of our products, we face competition from foreign competitors in other regions of the world. In the future we may face increased competition in other countries in which we intend to operate from domestic or foreign competitors, most of which have greater financial resources than we do. In addition, we may face increased competition as a result of existing competitors increasing their production capacity. An increase in competition in the wood market or other value added wood products markets could adversely affect both our potential share of those markets and the price at which we are able to sell our products.

We depend on free international trade and the absence of import and export restrictions in our principal markets.

Our ability to compete effectively in our proposed markets could be materially and adversely affected by a number of factors relating to government regulation of trade. Exchange rate manipulation, subsidies or the imposition of increased tariffs, or other trade barriers could materially affect our ability to move raw materials and/or finished products across national borders.  Thus, our business, financial condition, and results of operations could be adversely affected.

Some of our products may experience high price volatility, and prolonged or severe weakness in our proposed markets could adversely affect our financial condition and results of operations.

Our products and their competitive products are a globally traded commodity and are subject to competition from manufacturers worldwide. Historical prices for our products have been volatile, and we, like other participants in the industry, have limited influence over the timing and extent of price changes. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions, and other factors. We are not able to predict with certainty market conditions and selling prices for our products and prices may decline from current levels. A prolonged and severe weakness in the markets could adversely affect our financial condition and results of operations.

The majority of raw wood materials used to produce our wood products are supplied by outside mills and companies and the potential increased cost and limited availability of raw materials may have a material adverse effect on our business and results of operations.

We plan to procure the majority of the raw wood materials that we will use in our products from companies in the United States and internationally. We may not be able to create or maintain these relationships and secure the raw materials necessary to manufacture our products. In addition, the prices we pay for raw materials may increase as a result of higher fuel costs paid by our suppliers. An inability to secure the raw materials used in the production of our wood products or to transport such materials in a cost-effective manner could have an adverse effect on our operations. Prices of certain materials used in our products can be volatile and change dramatically with changes in supply and demand. Certain products may be purchased from overseas and may be dependent upon vessel shipping schedules and port availability. Further, certain of our suppliers may operate at or near capacity, resulting in some products having the potential of being put on allocation. The current credit crisis and its impact on the financial and housing markets may also impact our suppliers and affect the availability or pricing of materials. Our potential future sales levels and operating results could be negatively impacted by changes in any of these items.

Changes in environmental regulations to which we may be subject to could adversely affect our business, financial condition, results of operations, and prospects.

We may be subject to extensive and changing international, national and local environmental laws concerning, among other things, health, the handling and disposal of wastes, and discharges into the air and water. We expect to make substantial expenditures to complying with such environmental requirements. Environmental regulations have become increasingly stringent in recent years, particularly in connection with the approval of new projects, and this trend is likely to continue. Future developments in the establishment or implementation of environmental requirements, or in the interpretation of such requirements, could result in substantially increased capital, operating, or compliance costs or otherwise adversely affect our business, financial condition, results of operations, and prospects. Additionally, we may be subject to forestry management, endangered species, and other environmental regulations in these jurisdictions. Changes in such laws, or the interpretation of such laws, may require us to incur significant unforeseen capital or operating expenditures to comply with such requirements. The occurrence of such events could have an adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to our Stock

Issuing preferred stock with rights senior to those of our Common Stock could adversely affect holders of Common Stock.

Our charter documents give our board of directors (the “Board”) the authority to issue series of preferred stock (“Preferred Stock”) without a vote or action by our stockholders. The Board also has the authority to determine the terms of Preferred Stock, including, but not limited to, price, preferences and voting rights. The rights granted to holders of Preferred Stock may adversely affect the rights of holders of our Common Stock. For example, the Company currently has a class of Series A Preferred Stock issued and outstanding that provides such holders superior voting rights. In addition, the issuance of Preferred Stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, Common Stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

In order to execute our business plan, we expect we will need to raise additional capital. If we are unable to raise additional capital, we may not be able to achieve our business plan and our investors could lose their investment.

We may need to raise additional funds through public or private debt or equity financings as well as obtain credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute our shareholders’ ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our Company.

Since our stock ownership is concentrated among a limited number of holders, including holders of our Preferred Stock, those holders have significant influence over all actions requiring stockholder approval, including the election of our Board. Through their concentration of voting power, they could delay, deter or prevent a change in control of our Company or other business combinations that might otherwise be beneficial to our other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with other stockholders.

We may issue additional shares and dilute shareholder ownership percentage.

Our bylaws allow the Board to issue Common Stock and Preferred Stock without stockholder approval. Currently, the Board is authorized to issue a total of 95,000,000 shares of Common Stock, of which 21,926,111 have been issued or reserved for issuance as of the date of this filing. In addition, the Board is authorized to issue up to 5,000,000 preferred shares, of which 100,000 shares are issued and outstanding as of the date of this filing. We may issue additional shares of Common Stock which could result in further dilution. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of the existing stockholders will be reduced. We are authorized to issue more shares of Common Stock and Preferred Stock. We have the right to raise additional capital or incur borrowings from third parties to finance our business. Our Board has the authority, without the consent of any of the stockholders, to cause us to issue more shares or our Common Stock and shares of our Preferred Stock at such price and on such terms and conditions as are determined by the Board in our sole discretion. The issuance of additional shares of capital stock by us would dilute the stockholders’ ownership in us.

Requirements associated with becoming a publicly traded company will require significant Company resources and management attention.

It is the Company’s goal to become a publicly traded company, however, such goals are not guaranteed. We have only recently been subject to the reporting requirements of the Securities and Exchange Act of 1934 (the “Exchange Act”), and the other rules and regulations of the Commission or any securities exchange relating to public companies. We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, we cannot assure our investors that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis. In addition, compliance with reporting and other requirements applicable to public companies such as Sarbanes Oxley will create additional costs for us, will require the time and attention of management and will require the hiring of additional personnel and outside consultants. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact on our management's attention to these matters will have on our business. In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

If we become a publicly traded company, our stock price could be extremely volatile and, as a result, our investors may not be able to resell their shares at or above the price paid.

An active public market for our Common Stock may not develop or be sustained after this offering. Further, the market price of our Common Stock may decline below the price paid for by our shareholders.

Among the factors that could affect our stock price are:

-	industry trends and the business success of our vendors and franchisees;
-	actual or anticipated fluctuations in our quarterly and annual financial and operating results;
-	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
-	strategic moves by our competitors, such as product announcements or acquisitions;
-	regulatory developments;
-	litigation;
-	general market conditions;
-	other domestic and international macroeconomic factors unrelated to our performance; and
-	additions or departures of key personnel.

The stock market has from time to time experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These kinds of broad market fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

Our shares are subject to the U.S. "Penny Stock" Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the "Penny Stock" Rules.

Our stock is subject to U.S. "Penny Stock" rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on any public market, but it is the Company's plan that the common shares be quoted on the OTC Bulletin Board. A "penny stock" is generally defined by regulations of the Commission as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i) the equity security is listed on NASDAQ or a national securities exchange;

(ii) the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or

(iii) the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our Common Stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, Commission regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our Common Stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share. Since our Common Stock is currently deemed to fall under penny stock regulations, it may tend to reduce market liquidity of our Common Stock, because they limit the broker/dealers' ability to trade, and a purchaser's ability to sell, the stock in the secondary market.

The low price of our Common Stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our Common Stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company's shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

We do not anticipate paying dividends on our capital stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the instruments governing our existing debt and any future debt or credit facility may preclude us from paying any dividends.

Compliance with Sarbanes-Oxley could be time consuming and costly, which could cause our independent registered public accounting firm to conclude that our internal control over financial reporting is not effective.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We also expect the new regulations to increase our legal and financial compliance cost, make it more difficult to attract and retain qualified officers and members of our Board of Directors (particularly to serve on an audit committee) and make some activities more difficult, time consuming and costly.  We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404.

If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy.

If we are unable to conclude that we have effective internal control over financial reporting then we may not be able to raise capital from certain sources, or list on exchanges or the NASDAQ and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  In addition, we may not be able to complete our audits or financial statements in a timely fashion resulting in trading stoppages or delistings from the OTC Bulletin Board system.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Item 1b. Unresolved Staff Comments

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 2. Description of Properties

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

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information.

There has never been a public market for our common stock.

(b) Approximate number of equity security holders

As of March 31, 2014, there were approximately 134 holders of record of our common stock.

(c) Dividends

We have never declared or paid a cash dividend and do not foresee paying one in the near future.  Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

(d) Securities authorized for issuance under equity compensation plans

The Company does not currently maintain any stock option plan, whether approved by shareholders or otherwise, however, the Company does, on occasion issue equity or options as compensation to consultants and employees. Additional detailed information relating to stock and option grants during 2014 can be found below in “Item 11, Executive Compensation” and Item 5(e) “Recent sales of unregistered securities”, the provisions of which are incorporated herein.

(e) Recent sales of unregistered securities.

Year Ending December 31, 2010

During the period ended December 31, 2010, the Company issued 17,000,000 shares of Common Stock to various founders and 100,000 shares of Series A Preferred Stock to a founder, Alain Belanger, the Company's Chief Executive Officer, for a total value of $17,100, which is equal to the par value. Payments of $13,633 of the stock subscription receivable were paid during the year ended December 31, 2011.

During the period ended December 31, 2010, the Company issued 1,440,000 shares of Common Stock to various investors for total proceeds of $489,600.

Year Ending December 31, 2011

During the year ended December 31, 2011, the Company issued 528,000 shares of Common Stock to various investors for total cash proceeds of $179,520. Common stock were sold at $0.34 per share

On November 7, 2011, the Company issued 10,000 shares of Common Stock to investor for total cash proceeds of $6,500; the Common Stock was valued at $0.65 per share. The Common Stock issued included attached warrants: (i) Series A-100, 5,000 warrants to purchase 5,000 shares of Common Stock at $0.65 per share; (ii) Series A-200, 2,500 warrants to purchase 2,500 shares of Common Stock at $1.25 per share; and (iii) Series A-300, 2,500 warrants to purchase 2,500 shares of Common Stock at $1.75 per share.

During the year ended December 31, 2011, the Company issued 39,600 shares of common stock for services valued at $13,464.

Year Ending December 31, 2012

During the year ended December 31, 2012, the Company issued 59,500 shares of common stock for services valued at $25,395. The services were valued based on the fair market value on the date of grant.

During the year ended December 31, 2012, the Company issued 981,546 shares of common stock to various investors for total cash proceeds of $638,002 for common stock were sold at $0.65 per share. The Common Stock issued included attached warrants: (i) Series A-100, 490,778 warrants to purchase 490,778 shares of Common Stock at $0.65 per share; (ii) Series A-200, 245,394 warrants to purchase 245,394 shares of Common Stock at $1.25 per share; and (iii) Series A-300, 325,982 warrants to purchase 325,982 shares of Common Stock at $1.75 per share.

During the year ended December 31, 2012, the Company received net cash of $3,467 for stock subscription receivables. The Company also received cash of $75,324 pursuant to subscription agreements for which the shares had not been issued as of December 31, 2012. The Company issued 115,884 shares to these investors during the year ended December 31, 2013.

Year Ending December 31, 2013

During the year ended December 31, 2013, the Company granted 651,582 common shares to investors for proceeds of $423,713. The common stock granted included: 325,798 Series A-100 warrants to purchase 325,798 shares of common stock at $0.65 per share; 162,892 Series A-200 warrants to purchase 162,892 shares of common stock at $1.25 per share; and 162,892 Series A-300 warrants to purchase 162,892 shares of common stock at $1.75 per share.

During December 2013, the Company and 671530 N.B. Inc., a New Brunswick corporation (“671530”) entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, 671530 purchased a total of 1,100,000 shares of the Company’s common stock and warrants to purchase up to 1,100,000 shares of Common Stock at $0.75 per shares for a total purchase price of $660,000. The Warrants expire on December 6, 2018.

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

Item 6. Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis in this Annual Report on Form 10-K should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Results of Operations

Overview

Corruven, Inc. is a development-stage company that intends to develop and market a lightweight composite panel, the Corruven® composite panel (the “Corruven Composite Panel”), which we believe, when fully developed, will provide numerous advantages over conventional panels when used in applications including building materials, furniture components, transportation and in other potential industries and applications. As currently designed, the Corruven Composite Panels: (i) contain approximately 75% air making them extremely lightweight compared to other conventional panels; (ii) utilize approximately 25% of the raw material required to produce traditional panels (e.g.: FRP (“Fiberglass Reinforced Plastic”), Fiber Cement, MDF (“Medium Density Fiberboard”), HDF (“High Density Fiberboard”), OSB (“Oriented Stranded Board”), plywood, etc.); and (iii) use environmentally friendly formaldehyde-free glues which increase our distinction in the “green product” market.

We were incorporated under the laws of the State of Nevada on January 4, 2010 as Corruven, Inc. Our head offices are located at 264 Notre-Dame Street, Kedgwick, New Brunswick E8B 1H9. Our U.S. offices are located at the offices of our counsel, The Bingham Law Group, APC, at 2173 Salk Avenue, Suite 250, Carlsbad, California 92008. We maintain a website at www.corruven.com, however, the information in, or that can be accessed through, our web site, is not part of this filing.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, proceeds of $2,489,659 generated from the sale of 21,827,011 shares of Common Stock and $100 generated from the sale of 100,000 shares of Preferred Stock have provided the funds to support the Company's operations through approximately June 30, 2014. Accordingly, the Auditor's Report included in our audited financial statements for the years ending December 31, 2013 and December 31, 2012 includes language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to fund our operations after June 30, 2014 and there can be no assurance that we will be able to raise any or all of the capital required. However, without further funding, we anticipate running out of cash after June 30, 2014, and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of our marketplace after June 30, 2014. We have generated no revenues since our inception and have incurred a net loss of $1,754,997 and net cash used in operations of $1,590,218 through December 31, 2013. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

Revenues

For the period from January 4, 2010 (inception) through December 31, 2013, we recognized no revenues from operations. We are still a development stage company and do not expect to begin generating revenues until we complete our pilot Line of Production and begin offering our product and services.

Operating Expenses

Our operating expenses consisted primarily of R&D fees incurred in the development of the Corruven technology associated with our R&D Agreement with Corruven Canada, Inc. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs are included in these amounts.

The tables below provide information regarding selling, general and administrative expenses:

	Year ended December 31,		$
	2013	2012	Variance
Selling, general and administrative	$496,671	$649,756	$(153,085)

For the year ended December 31, 2013 R&D fees incurred in the development of the Corruven technology totaled approximately $385,764, as compared to $554,367 incurred during the prior year, respectively. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs totaled approximately $110,907 in the year ended December 31, 2013, as compared to $95,389 incurred during the same period in the prior year.

Other Income and Expenses

For the year ended December 31, 2013 the Company recorded $23,796 in other income related to grant income, interest income and rental income from related parties, as compared to $0 recorded in the prior year. The Company also incurred interest expense totaling $4,943 for the year ended December 31, 2013 as compared to $0 recorded in the prior year.

Net Loss

Net losses attributable to common stockholders for the year ended December 31, 2013 were $(477,818), or $(0.02) per basic and diluted share, compared to net losses attributable to common stockholders for the year ended December 31, 2012 of $(649,756), or $(0.03) per basic and diluted share.

Capital Resources and Liquidity

Cash Flows

The following table provides information about our net cash flow for the years ending December 31, 2013 and 2012.

Cash Flow	Year Ended December 31,
	2013	2012
Net cash used in operating activities	$(274,216)	$708,516
Net cash used in investing activities	(171,415)	-
Net cash provided by financing activities	1,083,713	716,793
Effect of exchange rate changes on cash	(24,610)	(7,793)
Net Increase in Cash and Cash Equivalents	613,472	484
Cash and Cash Equivalents at Beginning of the Period	56,216	55,732
Cash and Cash Equivalents at End of the Period	$669,688	$56,216

Operating Activities

Net cash used in operating activities was $274,216 for the year ended December 31, 2013, as compared to $708,516 used in operating activities during the prior year. The net cash used in operating activities was mainly due to general operations of our business, primarily used for research and development costs paid to Corruven Canada, Inc., and the reduction of our historical working capital debt.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $171,415, as compared to $0 used in investing activities during the prior year. The net used in investing activities was due to the purchase of an industrial building, land and related building improvements..

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 and 2012 was $1,083,713 and $716,793, respectively. The cash received from financing activities is primarily attributable to aggregate proceeds of approximately $1,083,713 received from the sale of Common Stock and Warrants during the year ended December 31, 2013, whereas during the year ended December 31, 2012 the Company received approximately $716,793 from the sale of Common Stock and Warrants.

Need for Additional Capital

As of December 31, 2013 the Company had $669,688 cash on hand. We anticipate that this amount is not sufficient to satisfy our cash requirements for the following twelve months without additional funding. The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from the sale of securities. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern as we believe we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the subsequent twelve month period, the Company believes that it will expend funds primarily on the completion of the Line of Production equipment, with additional potentially substantial costs associated with being a reporting company under the Exchange Act, including legal, accounting and audit costs. Although the Company hopes it will begin generating revenues during the year ending 2014, management does not believe that such revenues will provide sufficient capital to sustain its current and execute its proposed operations for the next twelve month period without raising additional capital.  Accordingly, we expect that we will require additional funding through additional equity and/or debt financings.  Although the Company has been able to historically raise capital sufficient to continue its R&D, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

As indicated above, we believe that we may only have sufficient funds to complete the pilot Line of Production and continue business operations through June 30, 2014. It is anticipated that the Company may begin generating revenue by June 30, 2014, however, there can be no assurance that the Company will be able to generate revenues by that date and, if in fact the Company does generate revenue, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Off Balance Sheet Arrangements

None.

Going Concern

Language regarding the Company's ability to continue as a going concern has been included in the Auditor's Report included in our audited financial statements for the years ending December 31, 2013 and December 31, 2012. The accompanying financial statements have been prepared assuming we will continue as a going concern. We have had substantial operating losses for the past years and are dependent upon outside financing to continue operations. If we are not successful in generating sufficient liquidity from Company operations or in raising sufficient capital resources, on terms acceptable to us, this would have a material adverse effect on the Company's business, results of operations, liquidity and financial condition. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise necessary funds from shareholders to satisfy the expense requirements of the Company.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, proceeds from the sale of Common Stock and Preferred Stock have provided the funds to support the Company's operations through approximately June 30, 2014. Accordingly, the Auditor's Report included in our audited financial statements for the years ending December 31, 2013 and December 31, 2012 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to fund our operations after June 30, 2014and there can be no assurance that we will be able to raise any or all of the capital required. However, without further funding, we anticipate running out of cash after June 30, 2014, and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of our marketplace after June 30, 2014. We have generated no operating revenues since our inception and have incurred a net loss of $1,754,997 and net cash used in operations of $1,590,218 through December 31, 2013. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Corruven, Inc.

(A Development Stage Company)

Carlsbad, California

We have audited the accompanying balance sheets of Corruven, Inc. (a Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders' equity, and cash flows for the periods from inception on January 4, 2010 until December 31, 2013, and the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corruven, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
March 31, 2014

CORRUVEN, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$669,688	$56,216
Accounts receivable - related parties	7,924	-
Other receivables	4,708	92,738
Deposits	4,675	5,050
Total current assets	686,995	154,004
Buildings, net of accumulated depreciation of $10,313 and $0, respectively	266,069	-
Land	16,743	-
TOTAL ASSETS	$969,807	$154,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$28,573	$3,039
Accounts payable - related party	82,531	-
Total current liabilities	111,104	3,039
Note payable, net of discount of $13,493 and $0, respectively	126,453	-
TOTAL LIABILITIES	237,557	3,039

Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 100,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	100	100
Common stock, $0.001 par value, 95,000,000 shares authorized, 21,926,111 and 20,058,646 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	21,926	20,059
Additional paid-in capital	2,509,492	1,352,322
Stock payable	-	75,324
Accumulated other comprehensive income	(44,271)	(19,661)
Deficit accumulated during the development stage	(1,754,997)	(1,277,179)
TOTAL STOCKHOLDERS' EQUITY	732,250	150,965
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$969,807	$154,004

The accompanying notes are an integral part of these financial statements

CORRUVEN, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the	For the	For the Period From
	Year Ended	Year Ended	January 4, 2010 (Inception)
	December 31,	December 31,	through December 31,
	2013	2012	2013
Operating Expenses
Selling, general and administrative	$496,671	$649,756	$1,773,931
Loss from operations	(496,671)	(649,756)	(1,773,931)
Other income (expense)
Interest expense	(4,943)	-	(4,943)
Interest income	4	-	85
Grant income	4,370		4,370
Rental income - related party	19,422	-	19,422
Total other income, net	18,853	-	18,934
Income before taxes	(477,818)	(649,756)	(1,754,997)
Income tax	-	-	-
Net loss	$(477,818)	$(649,756)	$(1,754,997)

Other Comprehensive Income
Gain(loss) on foreign currency translation	(24,610)	(7,793)	(44,271)
Net other comprehensive loss	(502,428)	(657,549)	(1,799,268)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)
Weighted average common shares outstanding, basic and diluted	20,629,111	19,542,536

The accompanying notes are an integral part of these financial statements

CORRUVEN, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred A Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Additional Paid in Capital	Common Stock Subscriptions Receivable	Common Stock Payable	Accumulated Other Comprehensive Income (Loss)	Deficit accumulated during the development stage	Total Stockholders Equity
Balance January 4, 2010 (inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Shares issued to founders	17,000,000	17,000	100,000	100	-	(17,100)	-			-
Shares issued for cash	1,440,000	1,440			488,160	-	-			489,600
Gain on Foreign Currency Translation								2,804		2,804
Net Loss	-	-	-		-	-	-		(286,476)	(286,476)
Balance December 31, 2010	18,440,000	18,440	100,000	100	488,160	(17,100)	-	2,804	(286,476)	205,928
Cash received on subscription receivable						13,633	-			13,633
Shares issued for cash	538,000	538			185,482					186,020
Shares issued for services	39,600	40			13,424					13,464
Gain on asset disposal from related party					2,900					2,900
Loss on foreign currency translation								(14,672)		(14,672)
Net loss	-	-	-		-	-	-		(340,947)	(340,947)
Balance December 31, 2011	19,017,600	19,018	100,000	100	689,966	(3,467)	-	(11,868)	(627,423)	66,326
Cash received on subscription receivable						3,467	-			3,467
Cash received on unissued shares	-	-	-	-	-		75,324	-	-	75,324
Shares issued for cash	981,546	982	-	-	637,020	-	-			638,002
Shares issued for services	59,500	59	-	-	25,336	-	-	-	-	25,395
Loss on foreign currency translation	-	-	-	-	-	-	-	(7,793)	-	(7,793)
Net loss	-	-	-		-	-	-		(649,756)	(649,756)
Balance December 31, 2012	20,058,646	20,059	100,000	100	1,352,322	-	75,324	(19,661)	(1,277,179)	150,965
Shares issued for cash	1,867,465	1,867	-	-	1,157,170	-	(75,324)	-	-	1,083,713
Loss on foreign currency translation	-	-	-	-		-	-	(24,610)	-	(24,610)
Net loss	-	-	-		-	-	-		(477,818)	(477,818)
Balance December 31, 2013	21,926,111	$21,926	100,000	$100	$2,509,492	$-	$-	$(44,271)	$(1,754,997)	$732,250

The accompanying notes are an integral part of these financial statements

CORRUVEN, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the	For the	For the Period From
	Year Ended	Year Ended	January 4, 2010 (Inception)
	December 31,	December 31,	through December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(477,818)	$(649,756)	$(1,754,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	25,395	38,859
Depreciation	10,711	-	13,611
Accretion of debt discount	4,943	-	4,943
Changes in assets and liabilities:
Accounts receivable - related parties	(7,924)	-	(7,924)
Other receivable	88,030	(87,060)	(4,708)
Deposits	-	(134)	(5,050)
Accounts payable	35,210	3,039	38,249
Accounts payable - related parties	72,632	-	86,799
NET CASH USED IN OPERATING ACTIVITIES	(274,216)	(708,516)	(1,590,218)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of building and land	(171,415)	-	(171,415)
Cash paid for fixed assets	-	-	(14,167)
NET CASH USED IN INVESTING ACTIVITIES	(171,415)	-	(185,582)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	1,083,713	716,793	2,489,759
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,083,713	716,793	2,489,759
Effect of exchange rate changes on cash	(24,610)	(7,793)	(44,271)
NET CHANGE IN CASH	613,472	484	669,688
CASH, beginning of period	56,216	55,732	-
CASH, end of period	$669,688	$56,216	$669,688
NON-CASH INVESTING AND FINANCING ACTIVITIES
Building purchase payable due in exchange for building	$121,685	$-	$121,685
Shares issued for stock subscription	$75,324	$-	$75,324

The accompanying notes are an integral part of these financial statements

CORRUVEN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Use of Estimates

Our accounting and reporting policies conform with U.S. generally accepted accounting principles ("GAAP”). In preparing the financial statements, we are required to make estimates and assumptions that impact the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

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

Other Receivables

Other receivables consist of amounts paid by the Company to sales taxes authorities for initial payments of products and services made to Corruven Canada. Initial payments include a tax amount for all payments made, regardless of the nature of the expense. On a quarterly basis, the Company requests refunds from the tax authority for overpayments of sales taxes made which are related to non-taxable items. Amounts paid on non-taxable items are then refunded to the Company by the tax authority. At December 31, 2013 and 2012 these amounts were $4,708 and $92,738, respectively.

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

Years
Equipment	5
Buildings	18

The following table summarizes the activity related to our property, plant and equipment:

	At December 31,
	2013	2012
Buildings	276,382	-
Land	16,743	-
Accumulated Depreciation	(10,313)	-
	$282,812	-

Depreciation expense for the years ended December 31, 2013 and 2012 was $10,711 and $0, respectively.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of Operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $24,610 in 2013 and $7,793 in 2012 have been reported as a component of comprehensive loss in the statement of stockholders’ equity. Translation gains or losses are shown as a separate component of stockholders’ equity.

Stock Payable

The Company had received cash for common stock subscriptions, shares related to these subscriptions were not issued until after December 31, 2012. These amounts are classified in Stock Payable on the accompanying balance sheet. At December 31, 2013 and December 31, 2012, amounts classified in stock payable were $0 and $75,324, respectively.

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

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of December 31, 2013 and 2012.

Stock-Based Compensation

The FASB requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. Stock-based compensation expense for 2013 and 2012 was $0 and $25,395, respectively.

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock or, “if converted” method) from warrants were 2,939,624 and 1,188,041 at December 31, 2013 and 2012, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted earnings per common share for the years ended December 31, 2013 and 2012:

	For the	For the
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Numerator – net loss	(477,818)	(649,756)
Denominator – weighted average number of shares outstanding, basic and diluted	20,629,111	19,542,536
Loss per share, basic and diluted	$(0.02)	$(0.03)

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

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has no revenues, incurred net losses from operations totaling $477,818 during the year ended December 31, 2013. The Company incurred accumulated deficit of $1,754,997 from inception of January 4, 2010 to December 31, 2013. The Company has working capital of $575,891 and $150,965 as of December 31, 2013 and December 31, 2012, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Net deferred tax assets consist of the following components (amounts in thousands):

	For the Years Ended December 31,
	2013	2012
Current portion of deferred tax assets:
Benefit from carryforward of net operating loss	600,649	433,413
Less Valuation Allowance	(600,649)	(433,413)
Net deferred tax asset	-	-

The Company had no uncertain tax positions in 2013 or 2012.

At December 31, 2013, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $1,716,000 of unused net operating losses available for carry forward to future years. The benefit from carry forward of such net operating losses will expire between 2031 and 2033. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards may never be utilized due to the fact that the Company is a development stage company and has not generated any revenue or earnings to date.

4. BUILDING PURCHASE AND NOTE PAYABLE

Effective April 29, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire an industrial building located at 355 Chemin du Pouvoir, Edmundston, New Brunswick, Canada (the “Property”). The total purchase price of the Property is $300,000 CAD. The Company made an initial deposit related to the Purchase Agreement on March 26, 2013, totaling $25,000 CAD, and $125,000 CAD was paid on April 29, 2013. The remaining balance due ($150,000 CAD) is due as follows, $75,000 CAD due on March 29, 2015 and $75,000 due on March 29, 2016. The amounts due under the Purchase Agreement are non-interest bearing. The Purchase Agreement contains a negative covenant that restricts the Company from taking out an additional mortgage on the Property of more than 80% of the Property’s market value, if the Property‘s market value is less than $750,000 CAD. At December 31, 2013 $140,239 was due under the Purchase Agreement. The Company applied an effective interest rate of 5.95% to the amount due under the Purchase Agreement, and recorded a discount of $19,235 related to the amount due. The Company recorded an interest expense of $4,943 for the year ended December 31, 2013, respectively, related to the amortization of the debt discount.

The Company recorded the purchase of the Property at cost, and capitalized approximately $33,361 CAD in additional expenses related to conditioning the Property for use. The Company estimates an 18 year useful life. The Company estimated land associated with Purchase Agreement and the Property to be $17,908 CAD.

5.   EQUITY

We are authorized by our Certificate of Incorporation to issue 95,000,000 shares of Common Stock, $0.001 par value, of which 21,926,111 shares of Common Stock were outstanding at December 31, 2013 and 20,058,646 at December 31, 2012. We are authorized by our Certificate of Incorporation to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 100,000 shares of Series A Preferred Stock were outstanding at December 31, 2013 and 2012. The Series A Preferred Stock have voting rights to vote as a single class upon any matter submitted to the stockholders. The Series A shareholder shall have such number of votes as is determined by multiplying: (a) the number of shares of Series A Preferred Stock held by such shareholder; (b) the sum of the number of issued and outstanding shares of Series A Preferred Stock, any other series of preferred and Common Stock on a fully diluted basis; and (c) 0.000006. The Series A Preferred Stock has no conversion, dividend, or liquidation rights.

During the period ended December 31, 2010, the Company issued 17,000,000 shares of Common Stock to various founders and 100,000 shares of Series A Preferred Stock to a founder, Alain Belanger, the Company's Chief Executive Officer, for a total value of $17,100, which is equal to the par value. Payments of $13,633 of the stock subscription receivable were paid during the year ended December 31, 2011.

During the period ended December 31, 2010, the Company issued 1,440,000 shares of Common Stock to various investors for total proceeds of $489,600.

During the year ended December 31, 2011, the Company issued 528,000 shares of Common Stock to various investors for total cash proceeds of $179,520. Common stock were sold at $0.34 per share

On November 7, 2011, the Company issued 10,000 shares of Common Stock to investor for total cash proceeds of $6,500; the Common Stock was valued at $0.65 per share. The Common Stock issued included attached warrants: (i) Series A-100, 5,000 warrants to purchase 5,000 shares of Common Stock at $0.65 per share; (ii) Series A-200, 2,500 warrants to purchase 2,500 shares of Common Stock at $1.25 per share; and (iii) Series A-300, 2,500 warrants to purchase 2,500 shares of Common Stock at $1.75 per share.

During the year ended December 31, 2011, the Company issued 39,600 shares of common stock for services valued at $13,464. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6.

During the year ended December 31, 2012, the Company issued 59,500 shares of common stock for services valued at $25,395. The services were valued based on the fair market value on the date of grant. The valuation of the stock was determined by recent sales of stock that provided the most reliable measure of fair value in accordance with ASC 505-50-30-6.

During the year ended December 31, 2012, the Company issued 981,546 shares of common stock to various investors for total cash proceeds of $638,002 for common stock were sold at $0.65 per share. The Common Stock issued included attached warrants: (i) Series A-100, 490,778 warrants to purchase 490,778 shares of Common Stock at $0.65 per share; (ii) Series A-200, 245,394 warrants to purchase 245,394 shares of Common Stock at $1.25 per share; and (iii) Series A-300, 325,982 warrants to purchase 325,982 shares of Common Stock at $1.75 per share.

During the year ended December 31, 2012, the Company received net cash of $3,467 for stock subscription receivables. The Company also received cash of $75,324 pursuant to subscription agreements for which the shares had not been issued as of December 31, 2012. The Company issued 115,884 shares to these investors during the year ended December 31, 2013.

During the year ended December 31, 2013, the Company granted 651,582 common shares to investors for proceeds of $423,713. The common stock granted included: 325,798 Series A-100 warrants to purchase 325,798 shares of common stock at $0.65 per share; 162,892 Series A-200 warrants to purchase 162,892 shares of common stock at $1.25 per share; and 162,892 Series A-300 warrants to purchase 162,892 shares of common stock at $1.75 per share.

During December 2013, the Company and 671530 N.B. Inc., a New Brunswick corporation (“671530”) entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, 671530 purchased a total of 1,100,000 shares of the Company’s common stock and warrants to purchase up to 1,100,000 shares of Common Stock at $0.75 per shares for a total purchase price of $660,000. The Warrants expire on December 6, 2018.

No dividends were paid during the years ended December 31, 2013 and 2012.

Share-Based Awards

The Company has not issued any share-based awards to date.

Equity Incentive Plan

The Company has not adopted an equity incentive plan.

Stock Options

The Company has not issued any stock options to date.

Warrants

On November 7, 2011, the Company issued 10,000 shares of common stock to an investor for total cash proceeds of $6,500, the common stock was valued at $0.65 per share. The common stock issued included attached warrants, Series A-100, 5,000 warrants to purchase 5,000 shares of common stock at $0.65 per share; Series A-200, 2,500 warrants to purchase 2,500 shares of common stock at $1.25 per share; and Series A-300, 2,500 warrants to purchase 2,500 shares of common stock at $1.75 per shares.

The relative fair value of the warrant attached to common stock issued in 2011 was estimated at the date of grant using the Black-Sholes pricing model. The relative fair value of the warrants attached to the common stock issued in 2011 is $2,843 and the relative fair value of the common stock is $3,657 as of the issue date. The Black-Sholes pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.38%; expected volatility of 154%, and warrant term of 3 years.

During the year ended December 31, 2012, the Company issued 981,546 shares of common stock to investors for total cash proceeds of $638,002. The common stock issued included attached warrants, Series A-100, 490,778 warrants to purchase 490,778 shares of common stock at $0.65 per share; Series A-200, 245,394 warrants to purchase 245,394 shares of common stock at $1.25 per share; and Series A-300, 325,982 warrants to purchase 325,982 shares of common stock at $1.75 per share. The units (common stock plus warrants) were valued at $0.65 per share.

The relative fair value of the warrant attached to the common stock issued in 2013 was estimated at the date of grant using the Black-Sholes pricing model. The relative fair value of the warrants attached to the common stock issued in 2012 is $229,583 and the relative fair value of the common stock is $408,422 as of the issue date. The Black-Sholes pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.32-0.83%; expected volatility of 347-773%, and warrant term of 3-5 years.

During the year ended December 31, 2013, the Company granted 651,582 common shares to investors for proceeds of $423,713. The common stock granted included: 325,798 Series A-100 warrants to purchase 325,798 shares of common stock at $0.65 per share; 162,892 Series A-200 warrants to purchase 162,892 shares of common stock at $1.25 per share; and 162,892 Series A-300 warrants to purchase 162,892 shares of common stock at $1.75 per share.

During December 2013, the Company issued a total of 1,100,000 shares of the Company’s common stock and warrants to purchase up to 1,100,000 shares of common stock at $0.75 per share.

The relative fair value of the warrants attached to the common stock issued in 2013 was estimated at the date of grant using the Black-Sholes-Merton pricing model. The relative fair value of the warrants attached to the common stock issued in 2013 is $383,829 and the relative fair value of the common stock is $699,694 as of the grant date. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.38-1.51%; expected volatility of 273-1003%, and warrant term of 3-5 years.

The following table summarizes the continuity of the Company’s share purchase warrants (including those warrants subscribed to and not yet issued):

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life

Warrant Balance at December 31, 2012	1,188,041	$1.10	2.71
Granted	1,751,583	0.86	3.98
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding and exercisable - December 31, 2013	2,939,624	$0.97	3.16

6.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We have not been involved in any legal actions in the normal course of business. There is currently no active or threatened litigation in process.

Operating Leases

The Company has not entered into any leases to date.

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

The following represents payments the Company has made to Corruven Canada through December 31, 2013:

Amount Paid
2010	$150,000
2011	463,738
2012	647,653
2013	312,945
Total	$1,594,336

The amounts paid in 2010 of $150,000 were applied to the accrual of and balance due at January 5, 2012. There was $72,866 and no amount (including those accrued) due under this agreement at December 31, 2013 and December 31, 2012, respectively.

Total payments made to Corruven Canada, Inc. for the year ended December 31, 2013 was $312,945 in accordance with the R&D Agreement, since inception of the agreement the Company has paid Corruven Canada, Inc. $1,574,334 (amounts paid under the R&D Agreement of $1,249,800 and additional amounts paid above and beyond the R&D Agreement of $324,536).

As of December 31, 2013, an additional $9,899 outside of the R&D Agreement amounts was due to Corruven Canada and recorded in accounts payable – related parties.

Lease Agreement – Corruven Canada, Inc.

Effective May 1, 2013, the Company entered into a lease agreement with Corruven Canada, Inc., a related party, wherein the Company leased a portion of industrial space at the Property to Corruven Canada, Inc. The lease agreement terminates on May 1, 2015, and Corruven Canada, Inc. is required to pay $30,000 per year in base rent to the Company. Rental income related to this lease agreement is classified as other income on the accompanying unaudited statement of operations.   As of December 31, 2013 the Company was due $7,924 from Corruven Canada, Inc. in accordance with this lease agreement, the amount due is classified in accounts receivable - related parties on the accompanying balance sheet.

8.   SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this audit report. Based on our evaluation, nothing other than the events described below need to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2013, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Insufficient corporate governance policies.  Our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Dependency on outside advisers. We are dependent on outside advisers for the preparation of our financial statements and these advisors are not sufficiently conversant with all our activities to be able to ensure they are reported on an accurate and timely basis.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting during the fiscal year ending 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Departure of Directors or Certain Officers

On or about March 30, 2014, Mr. Denis Duguay resigned from his position as Director of the Company. Mr. Duguay’s resignation was not because of any disagreement with the Company relating to the Company’s operations, policies or practices.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The Directors and executive officers of Corruven, Inc., as of the date of this filing are set forth below:

Name	Age	Position

Alain Belanger	50	Chief Executive Officer, Director

Denis Duguay	44	Secretary and Chief Financial Officer

Patrick J. Durepos	65	Director

Thomas Soucy	43	Director

Daniel Beauregard-Long	24	Director

Alain Belanger, Chief Executive Officer and Chairman of the Board of Directors

Mr. Belanger, the inventor of the “Corruven Composite Panel” and the founder of Corruven Inc., is our Chief Executive Officer and Chairman of the Board from our inception. Since inception he has been serving in these positions and currently and in the foreseeable future devotes approximately 90% of his professional time to the affairs of the Company. Mr. Belanger is also the President and director of Corruven Canada, Inc. since its inception in February of 2008. From December 2003 to present, Mr. Belanger has held the position of President and director of Groupe Regenord, Inc., an integrated territory management company focusing on forestry and land management. As an entrepreneur, Mr. Belanger has spend the last 25 years managing and developing his owned businesses, from forestry management and training methodology to trading wood logs and wood products all around the world. Mr. Belanger has also received extensive exposure to a wide variety of organizations and industries and has been awarded multiple prestigious awards including: specialist in developing Service New Brunswick in various African countries; Team Canada Mission to Russia, Germany and Atlanta participant; Board member of New Brunswick Economic Development Council; Board member of the Atlantic Innovation Council; Member of the Association of Registered Professional Foresters of New Brunswick; Award for “Innovation In Forestry Technology” by New Brunswick Forestry Association; Award of Africa-Canada Partnership; and “New Brunswick's Entrepreneur Of The Year” by the Economic Development Council of New Brunswick. Mr. Belanger graduated from Laval University of Quebec with a bachelor’s degree in forest engineering. Mr. Belanger is the founder of our Company and his extensive expertise and experience in the forestry and wood products industries provides invaluable guidance and leadership to our management and Board.

Denis Duguay, Secretary and Chief Financial Officer

Mr. Duguay is our Secretary and Chief Financial Officer. Since inception he has been serving in these positions and currently and in the foreseeable future devotes approximately 25% of his professional time to the affairs of the Company. Mr. Duguay is also the Secretary, Chief Financial Officer and director of Corruven Canada, Inc. since his appointment in November of 2009. From January 2007 to present, Mr. Duguay has held the position of Chief Executive Officer and Chief Financial Officer of Northeast FAB, Inc., a company focusing on steel construction and development and equipment manufacturing. Working in the finance sector for the last 12 years as well as preparing budgets and forecasts, making financial analysis either for financial institution or manufacturing companies, Mr. Duguay has a solid understanding of the intricacies of business finance. Having a background in technology and training, Mr. Duguay effectively communicated with all level of corporate personnel, analyzing, clarifying business problems and insured everyone grasped the objectives and the business focus. Mr. Duguay graduated from the University of Moncton with a bachelor’s degree in business administration. Mr. Duguay brings to our management team comprehensive experience in financial reporting, accounting and manufacturing as well as a history of success in leadership positions he has been associated with.

Patrick J. Durepos, Director

Mr. Durepos is one of our Directors. In addition, Mr. Durepos is the President of Keal Technology, Inc. and Chairman of Alliance Assurance, Inc. Mr. Durepos started in business with the purchase of a small insurance brokerage and grew it to the current Alliance Assurance, Inc. with 53 employees and annual revenues of $34M. Mr. Durepos joined Keal Technology, Inc. in the mid-1990s as a minority shareholder. Mr. Durepos led the purchase of the broker management system division from CGI Group, Inc. in 2000 and helped transform Keal Technology, Inc. into the second largest software company for insurance brokers in Canada with over 13,000 users. Mr. Durepos is also president of Broadway Place Ltd. a New Brunswick real estate company. Mr. Durepos is presently a director of ANBL (Alcohol New Brunswick) and a past director of Bruncor, Inc., the holding company of the New Brunswick Telephone Company, where he sat on the pension and audit committees. He was the founding president of the Community Futures Committee (known as CBDC) which is a network of non-profit organization that works with the private sector and governments to meet the needs of small businesses. Mr. Durepos graduated from the University of Moncton earning a Bachelor of Commerce in Accounting. Mr. Durepos brings to our Board significant board experience and a broad contact network.

Thomas Soucy, Director

Mr. Soucy is one of our Directors. From 1996 to present, Mr. Soucy has been the Chief Executive Officer and President of Groupe Westco, Inc., a Canadian chicken production company with a focus on poultry farms, chicken processing plants, and poultry transportation. Groupe Westco, Inc. and its affiliates presently have operations in Nova Scotia, Prince Edward Island, New Brunswick, Quebec and Manitoba, Canada. In addition, Groupe Westco, Inc. has made investments in companies focusing on various additional sectors, owning 300,000 acres of land which maintain hydroelectric dams, forestry operations and saw mills. Today, the group of companies directed by Mr. Soucy generates over $325M in revenue annually and has more than 800 employees. From 1996 to present, Mr. Soucy has been representing the feather industry and a voting member at the Canadian poultry and egg processor council, a trade association representing processors and distributors of poultry, turkey and egg. From 2001 to 2004, Mr. Soucy sat on the board of the New Brunswick Power Corporation, a public utility with power generation and distribution operations. Mr. Soucy graduated with a BBA from the University of New Brunswick and followed with graduate studies at the University of New Brunswick campus and Western campus. Mr. Soucy has gathered significant background experience in operating, managing and acquiring businesses in various types of industries bringing significant value to our Board.

Daniel Beauregard-Long, Director

Mr. Long is one of our Directors. From February 2012 to present, Mr. Long has been working with Corruven, Inc. with responsibilities in operations and finance. From 2010 to present, Mr. Long has held the position of Vice President of Napco Industries, Inc., an infrastructure service company focused on the industrial market. From 2011 to 2012, Mr. Long worked as an analyst for Raymond Chabot Grant Thornton LLP, an accounting firm, on restructurings, expansion projects, and buyouts. From 2007 to 2012, Mr. Long worked as project manager for the construction company Action Plus, Inc. in multi-residential projects, commercial construction, and industrial projects. Mr. Long studied at McGill University earning a Bachelor of Commerce in Finance and Accounting. Mr. Long’s business, finance and construction background brings a valued element to our Board.

Involvement in Certain Legal Proceedings

Except as set forth herein, no Officer or Director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Family Relationships

There is no family relationship among any of our officers or directors.

Director Compensation

The Directors of the Company may receive stock compensation for their services as members of the Board of Directors, and are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors’ meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Director Independence

Our Board is currently composed of four members, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market.  The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us.  In addition, our Board has not made a subjective determination as to each director that no relationships exists which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.  Had our Board made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2011, not all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

Item 11. Executive Compensation

Our management receives no compensation and has agreed not to accept any compensation for their services provided until such time as either revenues are generated and deemed sufficient to sustain paying related salaries or until we are able to raise additional funds. Such decision to compensate our management will be at the discretion of the Board.

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board meetings and for promoting our business.  From time to time we may engage certain members of the Board to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2013, 2012 and 2011.

Summary Compensation Table

Name And Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Alain Belanger	2011	$0	$0	$0	$0	$0	$0	$0	$0
Chairman of the Board & Chief	2012	$0	$0	$0	$0	$0	$0	$0	$0
Executive Officer	2013	$0	$0	$0	$0	$0	$0	$0	$0

Denis Duguay	2011	$0	$0	$0	$0	$0	$0	$0	$0
Secretary, Chief Financial Officer	2012	$0	$0	$0	$0	$0	$0	$0	$0
and Former Director	2013	$0	$0	$0	$0	$0	$0	$0	$0

Patrick Durepos	2013	$0	$0	$0	$0	$0	$0	$0	$0
Director

Thomas Soucy	2013	$0	$0	$0	$0	$0	$0	$0	$0
Director

Daniel Beauregard-Long	2013	$0	$0	$0	$0	$0	$0	$0	$0
Director

Real Gravel	2011	$0	$0	$0	$0	$0	$0	$0	$0
Former Director	2012	$0	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$0	$0	$0

Mamadou Paco Ndongo	2012	$0	$0	$0	$0	$0	$0	$0	$0
Former Director and Vice President of Innovation	2013	$0	$0	$0	$0	$0	$0	$0	$0

Option/SAR Grants in Fiscal Year 2013

None.

Employment Agreements

There are no written employment agreements with management. Management compensation will be determined by the board of directors based upon revenues and profits, if any, of the Company.

Limitations on Liability and Indemnification of Officers and Directors

Our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, to the fullest extent permitted by Nevada Revised Statutes. Our certificate of incorporation also provides that we must indemnify our directors and officers to the fullest extent permitted by Nevada law and advance expenses to our directors and officers in connection with a legal proceeding to the fullest extent permitted by Nevada law, subject to certain exceptions.

The limitation of liability and indemnification provisions in our certificate of incorporation may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. They may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though an action of this kind, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. However, we believe that these indemnification provisions are necessary to attract and retain qualified directors and officers.

SEC Policy on Indemnification

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of the date of this filing, with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Exchange Act) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Commission pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock. As of the date of this filing, there were 21,926,111 shares of our Common Stock outstanding.

Name And Address	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned	Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned

Alain Belanger (1)	11,804,880	53.83%	100,000	100%

Denis Duguay (2)	847,915	3.86%

Patrick Durepos (3)	156,221	0.71%

Thomas Soucy (4)	1,100,000	5.01%

Daniel Beauregard-Long (5)	531,209	2.42%

Officers and Directors as a Group	14,440,225	65.19%	100,000	100%

(1)	Alain Belanger is the President and Chairman of the Board of Directors of the Company. 11,448,591 shares of Common Stock are held in the name of SDNA Management, Inc. Alain Belanger is the President and maintains ownership and dispositive control over such interest. 356,289 shares of Common Stock are held in the name of Northeast Innovations, Inc. Alain Belanger is the President of Northeast Innovations, Inc. and maintains ownership and dispositive control over such interest.
(2)	Denis Duguay is the Secretary and Chief Financial Officer of the Company. 847,915 shares of Common Stock are held in the name of Duguay Management, Inc. Denis Duguay is the President and maintains ownership and dispositive control over such interest.
(3)	Patrick Durepos is a Director of the Company.
(4)	Thomas Soucy is a Director of the Company. 1,100,000 shares of Common Stock are held in the name of 671530 N.B., Inc., Inc. Thomas Soucy is the President of 671530 N.B., Inc. and maintains ownership and dispositive control over such interest.
(5)	Daniel Beauregard-Long is a Director of the Company.

Beneficial Ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this filing are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of Common Stock outstanding on the date of this filing and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of the date of this filing.

Option Grants in Last Fiscal Year

During the period from January 4, 2010 (inception) through the date of this filing, we have not awarded options to our executive officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There were no options issued or exercised by our executive officers January 4, 2010 (inception) through the date of this filing.

Employment Contract and Termination of Employment Agreements

We have no employment agreements with any officers or employees.

Long Term Incentive Plans

There are no long term incentive plans.

Item 13. Certain Relationships and Related Transactions.

A variety of conflicts of interest exist, and may continue to exist, from time to time, primarily as a result of our principal owners maintaining control of the Company, and our License Agreement and R&D Agreement with Corruven Canada, Inc.

Corruven Canada is a separate entity which owns the intellectual property rights, including trademark rights and patent rights (collectively the “Corruven IP”), underlying the Corruven Composite Panel. The Company and Corruven Canada entered into: (i) the License Agreement which provides the Company with 100% exclusive worldwide license and sub-license rights to the Corruven IP in exchange for an annual royalty fee to Corruven Canada equal to one percent (1%) of the Company’s net profits; and (ii) the R&D Agreement (as amended) wherein Corruven Canada is required to provide all research and development related to the finalization of the Line of Production and commercial application of the Corruven Composite Panels, and the Company is required to deliver to Corruven Canada for R&D purposes: (i) a total of $1,928,820 over a five year period in a set payment schedule; (ii) $275,546 annually for the remaining life of the License Agreement and R&D Agreement; and (iii) a “development fee” equal to two percent (2%) of net sales proceeds beginning on the third anniversary of the effective date of the R&D Agreement. Mr. Alain Belanger is the Chief Executive Officer, Director and majority shareholder of Corruven, Inc. and the President, Director and majority shareholder of Corruven Canada. Mr. Denis Duguay is the Secretary and Chief Financial Officer and shareholder of Corruven, Inc. and the Secretary, Chief Financial Officer and Director of Corruven Canada. Mr. Real Gravel is the Director and shareholder of Corruven, Inc. and a Director and shareholder of Corruven Canada. Considering the positions held by Mssrs. Belanger, Duguay and Gravel in both Corruven, Inc. and Corruven Canada and the relationship between the two entities in connection with the License Agreement and R&D Agreement, an inherent conflict of interest exists.

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

Item 14. Principal Accountant Fees and Services

Aggregate fees for professional services rendered to the company by M&K CPAs, PLLC for the years ended December 31, 2013 and 2012, were:

	2013	2012
Audit Fees	$20,100	$8,300
Audit-Related Fees	$-	$-
Tax Fees	$1,575	$-
Total	$21,675	$8,300

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are included as part of this report.

Exhibit #	Description
3.1	Articles of Incorporation of Corruven, Inc. as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
3.2	Corporate Bylaws for Corruven, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.1	Intellectual Property License Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.2	Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.3	Amendment to Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.4	Industrial Lease Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.5	Sample Series A-100 Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.6	Sample Series A-200 Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.7	Sample Series A-300 Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2013)
10.8	Sample Series A-400 Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRUVEN, INC.
Date: March 31, 2014

/s/ Alain Belanger
By: Alain Belanger
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alain Belanger	CEO, President and Chairman of the Board of Directors	March 31, 2014
Alain Belanger	(Principal Executive Officer)

/s/ Denis Duguay	Secretary and Chief Financial Officer	March 31, 2014
Denis Duguay	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick Durepos	Director	March 31, 2014
Patrick Durepos

/s/ Thomas Soucy	Director	March 31, 2014
Thomas Soucy

/s/ Daniel Beauregard-Long	Director	March 31, 2014
Daniel Beauregard-Long

