Form 10-Q
period 2014-03-31
Corruven, Inc.
filed 2014-05-19
CIK 1485594

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

21,926,111 common shares outstanding, $0.001 par value, as of May 19, 2014.

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

PART I

ITEM 1.          FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

CORRUVEN, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,862	$669,688
Amounts due from related parties	7,480	7,924
Other receivable	357	-
HST Receivable	62,126	4,708
Deposits	5,297	4,675
Total current assets	110,122	686,995
Buildings, net of accumulated depreciation of $13,695 and $10,313, respectively	253,760	266,069
Land	16,202	16,743
TOTAL ASSETS	$380,084	$969,807
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,889	$28,573
Accounts payable - related party	10,452	82,531
Total current liabilities	32,341	111,104
Note payable, net of discount of $11,510 and $13,786, respectively	124,200	126,453
TOTAL LIABILITIES	156,541	237,557

Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 100,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	100	100
Common stock, $0.001 par value, 95,000,000 shares authorized, 21,926,111 and 21,926,111 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	21,926	21,926
Additional paid-in capital	2,509,492	2,509,492
Accumulated other comprehensive income	(51,375)	(44,271)
Deficit accumulated during the development stage	(2,256,600)	(1,754,997)
TOTAL STOCKHOLDERS' EQUITY	223,543	732,250
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$380,084	$969,807

The accompanying notes are an integral part of these unaudited condensed financial statements

CORRUVEN, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The	For The	For the Period From
	Three Months Ended	Three Months Ended	January 4, 2010 (Inception)
	March 31	March 31	through March 31,
	2014	2013	2014

Operating Expenses
Selling, general and administrative	507,268	236,323	$2,281,199
Loss from operations	(507,268)	(236,323)	(2,281,199)
Other income (expense)
Interest expense	(1,835)	-	(6,778)
Interest income	-	-	85
Grant income	-	-	4,370
Rental income - related party	7,500	-	26,922
Total other income net	5,665	-	24,599
Income before taxes	(501,603)	(236,323)	(2,256,600)
Income tax	-	-	-
Net loss	$(501,603)	$(236,323)	$(2,256,600)

Other Comprehensive Income
Gain(loss) on foreign currency translation	(7,104)	(3,596)	(51,375)
Net other comprehensive loss	$(508,707)	$(239,919)	$(2,307,975)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding, basic and diluted	21,926,111	20,252,904

The accompanying notes are an integral part of these unaudited condensed financial statements

CORRUVEN, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three	For the Three	For the Period From
	Months Ended	Months Ended	January 4, 2010 (Inception)
	March 31,	March 31,	through March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(501,603)	$(236,323)	$(2,256,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	38,859
Depreciation	3,725	-	17,336
Accretion of debt discount	1,835	-	6,778
Changes in assets and liabilities:
Accounts receivable - related parties	-	-	(7,924)
Other receivable	(357)	-	(357)
Other receivable HST	(57,418)	65,982	(62,126)
Deposits	-	(30,530)	(5,050)
Accounts payable	(1,825)	19,893	36,424
Accounts payable - related parties	(72,079)	-	14,720
NET CASH USED IN OPERATING ACTIVITIES	(627,722)	(180,978)	(2,217,940)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of building and land	-	-	(171,415)
Cash paid for fixed assets	-	-	(14,167)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(185,582)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	285,824	2,489,759
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	285,824	2,489,759
Effect of exchange rate changes on cash	(7,104)	(3,596)	(51,375)
NET CHANGE IN CASH	(634,826)	101,250	34,862
CASH, beginning of period	669,688	56,216	-
CASH, end of period	$34,862	$157,466	$34,862

The accompanying notes are an integral part of these unaudited condensed financial statements

 CORRUVEN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

1.	1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corruven, Inc., a Nevada corporation (“Corruven,” “Company,” “we,” “us,” or “our”) is a development-stage company that develops and markets a lightweight composite panel, Corruven, fabricated mainly from rotary veneer providing numerous advantages for various applications in different construction sectors.

The Company was originally incorporated on January 4, 2010.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Company’s audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Use of Estimates

Our accounting and reporting policies conform with GAAP. In preparing the condensed financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed financial statements and accompanying notes. Actual results could materially differ from those estimates.

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

Years
Equipment	5
Buildings	18

The following table summarizes the activity related to our property, plant and equipment:

	At March 31,
	2014	2013
Buildings	267,455	-
Land	16,202	-
Accumulated Depreciation	(13,695)	-
	$269,962	-

Depreciation expense for the three and three months ended March 31, 2014 and 2013 was $3,725 and $0, respectively.

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

HST Receivables

HST receivables consist of amounts paid by the Company to sales taxes authorities for initial payments of products and services made to Corruven Canada. Initial payments include a tax amount for all payments made, regardless of the nature of the expense. On a quarterly basis, the Company requests refunds from the tax authority for overpayments of sales taxes made which are related to non-taxable items. Amounts paid on non-taxable items are then refunded to the Company by the tax authority. At March 31, 2014 and December 31, 2013 these amounts were $62,126 and $4,708, respectively.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $7,104 for three months ended March 31, 2014, and $3,596 for the three months ended March 31, 2013, have been reported as a component of comprehensive loss in the statement of stockholders’ equity. Translation gains or losses are shown as a separate component of stockholders’ equity.

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

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of March 31, 2014 and December 31, 2013.

Stock-Based Compensation

The FASB requires that all stock-based compensation be recognized as an expense in the condensed financial statements and that such cost be measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award.

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock or, “if converted” method) from warrants were 2,939,624 and 1 at March 31, 2014 and 2013, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted earnings per common share for:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Numerator – net (loss)	(501,603)	(236,323)
Denominator – weighted average number of shares outstanding, basic and diluted	21,926,111	20,252,904
Loss per share, basic and diluted	$(0.02)	$(0.01)

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s condensed financial statements.

Proposed Amendments to Current Accounting Standards. The FASB is currently developing amendments to existing accounting standards governing a number of areas including, but not limited to, revenue recognition and lease accounting.

 In November 2013, the FASB issued an exposure draft, Development Stage Entities. The amendments in this proposed update would remove the definition of a development stage entity from ASC Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from GAAP. In addition, the proposed amendments would eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The comment period for this exposure draft was closed in December 2013. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s condensed financial statements at this time.

2. GOING CONCERN

As shown in the accompanying condensed financial statements, the Company has minimal revenues, incurred net losses from operations resulting $501,603 during the three months ended March 31, 2014. The Company incurred accumulated deficit of $2,256,600 from inception of January 4, 2010 to March 31, 2014. The Company has working capital of $77,781 and $575,891 as of March 31, 2014 and December 31, 2013, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The condensed financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The condensed financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net deferred tax assets consist of the following components:

	For The Three Months Ended March 31,
	2014	2013
Current portion of deferred tax assets:
Benefit from carryforward of net operating loss	$776,210	$528,675
Less: Valuation allowance	(776,210)	(528,675)
Net deferred income tax asset	$-	$-

The Company has no uncertain tax positions.

At March 31, 2014, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $2,200,000 of unused net operating losses available for carry forward to future years. The benefit from carry forward of such net operating losses will expire between 2031 and 2032. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards may never be utilized due to the fact that the Company is a development stage company and has not generated any revenue or earnings to date.

4. NOTES PAYABLE

Notes payable consisted of the following at:

	March 31,	December 31,
	2014	2013
Building purchase payable	$135,710	$140,239
Less: discount on note	(11,510)	(13,786)
Less: current portion	-	-
Long-term portion	$124,200	$126,453

The Company recorded an interest expense of $1,835 for the three months ended March 31, 2014, and $0 for the three months ended March 31, 2013, related to the amortization of the debt discount. The remaining balance due under the building purchase payable ($150,000 CAD) is due as follows, $75,000 CAD due on March 29, 2015 and $75,000 CND is due on March 29, 2016.

5. EQUITY

We are authorized by our Certificate of Incorporation to issue 95,000,000 shares of Common Stock, $0.001 par value, of which shares of Common Stock were outstanding 21,926,111 at March 31, 2014 and at December 31, 2013.

We are authorized by our Certificate of Incorporation to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 100,000 shares of Series A Preferred Stock were outstanding at March 31, 2014 and December 31, 2013. The Series A Preferred Stock have voting rights to vote as a single class upon any matter submitted to the stockholders. The Series A shareholder shall have such number of votes as is determined by multiplying: (a) the number of shares of Series A Preferred Stock held by such shareholder; (b) the sum of the number of issued and outstanding shares of Series A Preferred Stock, any other series of preferred and Common Stock on a fully diluted basis; and (c) 0.000006. The Series A Preferred Stock has no conversion, dividend, or liquidation rights.

No dividends were paid during the three months ended March 31, 2014 and 2013.

Share-Based Awards

The Company has not issued any share-based awards to date.

Equity Incentive Plan

The Company has not adopted an equity incentive plan.

Stock Options

The Company has not issued any stock options to date.

Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life

Warrant Balance at December 31, 2013	2,939,624	$0.97	2.91
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding and exercisable - March 31, 2014	2,939,624	$0.97	2.91

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We have not been involved in any legal actions in the normal course of business. There is currently no active or threatened litigation in process.

Operating Leases

The Company has not entered into any leases at March 31, 2014, and December 31, 2013.

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

The following represents payments the Company has made to Corruven Canada through March 31, 2014:

Amount Paid
2010	$150,000
2011	463,738
2012	647,653
2013	312,945
through March 31, 2014	479,663
Total	$2,053,999

The amounts paid in 2010 of $150,000 were applied to the accrual of and balance due at January 5, 2013. There were no amounts (including those accrued) due under this agreement at March 31, 2014 and $72,866 due at December 31, 2013.

During the three months ended March 31, 2014, the Company paid to Corruven Canada, Inc. $149,008 in R&D expenses above and beyond the amounts contractually due for the current fiscal year under the R&D Agreement, this amount paid is applied against amounts contractually due for future years (i.e. amounts due beginning in January 5, 2016). Total payments made to Corruven Canada, Inc. for the three months ended March 31, 2014 were $479,663 (amounts paid under the R&D Agreement of $330,655, and amounts paid and applied against amounts due in future years of $149,008).

Lease Agreement – Corruven Canada, Inc.

Effective May 1, 2013, the Company entered into a lease agreement with Corruven Canada, Inc., a related party, wherein the Company leased a portion of industrial space at the Property to Corruven Canada, Inc. The lease agreement terminates on May 1, 2015, and Corruven Canada, Inc. is required to pay $30,000 per year in base rent to the Company. Rental income related to this lease agreement is classified as other income on the accompanying unaudited statement of operations. The Company is due $7,480 under this agreement at March 31, 2014.

8. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this Quarterly report. Based on our evaluation, there are no other events that need to be disclosed.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, proceeds from the sale of Common Stock and Preferred Stock have provided the funds to support the Company's operations through approximately March 31, 2014. Accordingly, the Auditor's Report included in our audited financial statements for the years ending December 31, 2013 and December 31, 2012 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to fund our operations after June 30, 2014 and there can be no assurance that we will be able to raise any or all of the capital required. However, without further funding, we anticipate running out of cash after June 30, 2014, and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of our marketplace after June 30, 2014. We have generated no revenues since our inception and have incurred a net loss of $2,256,600 and net cash used in operations of $2,217,940 through March 31, 2014. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

RESULTS OF OPERATIONS

Revenues

For the period from January 4, 2010 (inception) through March 31, 2014, we recognized no revenues from operations. We are still a development stage company and do not expect to begin generating revenues until we complete our pilot Line of Production and begin offering our product and services.

Operating Expenses

Our operating expenses consisted primarily of R&D fees incurred in the development of the Corruven technology associated with our R&D Agreement with Corruven Canada, Inc. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs are included in these amounts.

The tables below provide information regarding selling, general and administrative expenses:

	Three months ended March 31,		$
	2014	2013	Variance
Selling, general and administrative	$507,268	$236,323	$270,945

For the three months ended March 31, 2014, R&D fees incurred in the development of the Corruven technology totaled approximately $479,663, as compared to $202,144 incurred during the three months ended March 31, 2013. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs totaled approximately $27,605, for the three months ended March 31, 2014, as compared to $34,179 incurred during three months ended March 31, 2013.

Net Loss

Net losses attributable to common stockholders for the three months ended March 31, 2014, were $(501,603), or $(0.02) per basic and diluted share, compared to net losses attributable to common stockholders for the three months ended March 31, 2013 of $(236,323), or $(0.01) per basic and diluted share.

Capital Resources and Liquidity

Cash Flows

The following table provides information about our net cash flow for the three months ended March 31, 2014 and 2013.

Cash Flow	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(627,722)	$(180,978)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	285,824
Effect of exchange rate changes on cash	(7,104)	(3,596)
Net Increase (Decrease) in Cash and Cash Equivalents	(634,826)	101,250
Cash and Cash Equivalents at Beginning of the Period	669,688	56,216
Cash and Cash Equivalents at End of the Period	$34,862	$157,466

Operating Activities

Net cash used in operating activities was $627,722 for the three months ended March 31, 2014, as compared to $180,978 used in operating activities for the three months ended March 31, 2013. The net cash used in operating activities was mainly due to general operations of our business, primarily used for research and development costs paid to Corruven Canada, Inc., and the reduction of our historical working capital debt.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $0 and $285,824, respectively. During the three months ended March 31, 2013 the Company received aggregate proceeds of approximately $285,824 from the sale of Common Stock and Warrants.

Need for Additional Capital

As of March 31, 2014 the Company had $34,862 cash on hand. We anticipate that this amount is not sufficient to satisfy our cash requirements for the following twelve months without additional funding. The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from the sale of securities. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern as we believe we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the subsequent twelve month period, the Company believes that it will expend funds primarily on the completion of the Line of Production equipment, with additional potentially substantial costs associated with being a reporting company under the Exchange Act, including legal, accounting and audit costs. Although the Company hopes it will begin generating revenues in the fiscal year ending December 31, 2014, management does not believe that such revenues will provide sufficient capital to sustain its current and execute its proposed operations for the next twelve month period without raising additional capital.  Accordingly, we expect that we will require additional funding through additional equity and/or debt financings.  Although the Company has been able to historically raise capital sufficient to continue its R&D, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

As indicated above, we believe that we may only have sufficient funds to complete the pilot Line of Production and continue business operations through June 30, 2014. It is anticipated that the Company may begin generating revenue by the end of 2014, however, there can be no assurance that the Company will be able to generate revenues by that date and, if in fact the Company does generate revenue, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Off Balance Sheet Arrangements

None.

Going Concern

Language regarding the Company's ability to continue as a going concern has been included in the Auditor's Report included in our audited financial statements for the years ending December 31, 2012 and December 31, 2013. The accompanying financial statements have been prepared assuming we will continue as a going concern. We have had substantial operating losses for the past years and are dependent upon outside financing to continue operations. If we are not successful in generating sufficient liquidity from Company operations or in raising sufficient capital resources, on terms acceptable to us, this would have a material adverse effect on the Company's business, results of operations, liquidity and financial condition. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise necessary funds from shareholders to satisfy the expense requirements of the Company.

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, proceeds from the sale of Common Stock and Preferred Stock have provided the funds to support the Company's operations through approximately June 30, 2014. Accordingly, the Auditor's Report included in our audited financial statements for the years ending December 31, 2013 and December 31, 2012 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to fund our operations after June 30, 2014 and there can be no assurance that we will be able to raise any or all of the capital required. However, without further funding, we anticipate running out of cash after June 30, 2014, and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of our marketplace after June 30, 2014. We have generated no operating revenues since our inception and have incurred a net loss of $2,256,600 and net cash used in operations of $2,217,940 through March 31, 2014. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s condensed financial statements.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.          CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2014, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. Such reasons for ineffectiveness are outlined below:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the quarter ended March 31, 2014, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could potentially result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

During our most recently completed fiscal quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

Not Applicable.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period Ending March 31, 2014

None.

ITEM 3.          DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.          REMOVED AND RESERVED

None.

ITEM 5.          OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2014, to be signed on its behalf by the undersigned on May 19, 2014 thereunto duly authorized.

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

