Form 10-Q
period 2014-06-30
Corruven, Inc.
filed 2014-08-19
CIK 1485594

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

21,926,111 common shares outstanding, $0.001 par value, as of August 19, 2014.

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

PART I

ITEM 1.         FINANCIAL STATEMENTS

CORRUVEN, INC.

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,335	$669,688
Amounts due from related parties	15,849	7,924
Accounts receivable	5,300	-
HST Receivable	11,879	4,708
Deposits	4,684	4,675
Total current assets	60,047	686,995
Buildings, net of accumulated depreciation of $18,026 and $10,313, respectively	258,880	266,069
Land	16,775	16,743
TOTAL ASSETS	$335,702	$969,807
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$37,501	$28,573
Accounts payable - related party	12,778	82,531
Current portion, note payable	70,253	-
Total current liabilities	120,532	111,104
Note payable, net of current portion and discount of $9,994 and $13,493, respectively	60,258	126,453
TOTAL LIABILITIES	180,790	237,557

Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized,
100,000 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	100	100
Common stock, $0.001 par value, 95,000,000 shares authorized,
21,926,111 and 21,926,111 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	21,926	21,926
Additional paid-in capital	2,509,492	2,509,492
Accumulated other comprehensive income	(42,897)	(44,271)
Accumulated deficit	(2,333,709)	(1,754,997)
TOTAL STOCKHOLDERS' EQUITY	154,912	732,250
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$335,702	$969,807

The accompanying notes are an integral part of these unaudited condensed financial statements

CORRUVEN, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	For The	For The	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30	June 30	June 30,	June 30,
	2014	2013	2014	2013

Revenues:
Product revenues	$6,807	$-	$6,807	$-
Product revenues - related party	6,218		6,218	-
Cost of goods sold - related party	(11,071)	-	(11,071)	-
Gross profit	1,954	-	1,954	-
Operating Expenses
Selling, general and administrative	83,707	40,753	$590,975	$277,076
Loss from operations	(81,753)	(40,753)	(589,021)	(277,076)
Other income (expense)
Interest expense	(1,903)	(1,114)	(3,738)	(1,114)
Freight income	291	-	291	-
Rental income - related party	6,256	5,000	13,756	5,000
Total other income net	4,644	3,886	10,309	3,886
Income before taxes	(77,109)	(36,867)	(578,712)	(273,190)
Income tax	-	-	-	-
Net loss	$(77,109)	$(36,867)	$(578,712)	$(273,190)

Other Comprehensive Income
Gain(loss) on foreign currency translation	8,478	(3,099)	1,374	(6,695)
Net other comprehensive loss	$(68,631)	$(39,966)	(577,338)	(279,885)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Weighted average common shares outstanding,
basic and diluted	21,926,111	20,558,139	21,926,111	20,406,365

The accompanying notes are an integral part of these unaudited condensed financial statements

CORRUVEN, INC.

STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(578,712)	$(273,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-
Depreciation	7,533	3,042
Accretion of debt discount	3,738	1,114
Changes in assets and liabilities:
Other receivable - related parties	(7,925)	-
Accounts receivable	(5,300)	-
Other receivable	(7,171)	83,015
Prepaid expenses	-	(7,560)
Deposits	-	297
Accounts payable	8,863	49,350
Accounts payable - related parties	(69,753)	-
NET CASH USED IN OPERATING ACTIVITIES	(648,727)	(143,932)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of building and land	-	(184,097)
NET CASH USED IN INVESTING ACTIVITIES	-	(184,097)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	362,032
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	362,032
Effect of exchange rate changes on cash	1,374	(6,695)
NET CHANGE IN CASH	(647,353)	27,308
CASH, beginning of period	669,688	56,216
CASH, end of period	$22,335	$83,524
NON-CASH INVESTING AND FINANCING ACTIVITIES
Interest paid	$-	$-
Income taxes paid	$-	$-

Building purchase payable due in exchange for building	$-	$123,072
Shares issued for stock subscription	$-	$75,325

The accompanying notes are an integral part of these unaudited condensed financial statements

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corruven, Inc., a Nevada corporation (“Corruven,” “Company,” “we,” “us,” or “our”) is a company that develops and markets a lightweight composite panel, Corruven, fabricated mainly from rotary veneer providing numerous advantages for various applications in different construction sectors.

The Company was originally incorporated on January 4, 2010.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Company’s audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Years
Equipment	5
Buildings	18

The following table summarizes the activity related to our property, plant and equipment:

	At June 30,
	2014	2013
Buildings	276,906	289,461
Land	16,775	17,601
Accumulated Depreciation	(18,026)	(2,935)
	$275,655	304,127

Depreciation expense for the three and six months ended June 30, 2014 was $3,808 and $7,533, respectively and $3,042 for the three and six months ended June 30, 2013.

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

HST Receivables

HST receivables consist of amounts paid by the Company to sales taxes authorities for initial payments of products and services made to Corruven Canada. Initial payments include a tax amount for all payments made, regardless of the nature of the expense. On a quarterly basis, the Company requests refunds from the tax authority for overpayments of sales taxes made which are related to non-taxable items. Amounts paid on non-taxable items are then refunded to the Company by the tax authority. At June 30, 2014 and December 31, 2013 these amounts were $11,879 and $4,708, respectively.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States dollar for financial reporting purposes.  Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred.  Statement of operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment gain (loss) of $1,374 and $(6,695) for six months ended June 30, 2014 and 2013, respectively, have been reported as a component of comprehensive loss in the statement of stockholders’ equity. Translation gains or losses are shown as a separate component of stockholders’ equity.

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

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of June 30, 2014 and December 31, 2013.

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

Basic and diluted net loss applicable to common stock per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents (prior to application of the treasury stock or, “if converted” method) from warrants were 2,939,624 and 1,759,629 at June 30, 2014 and 2013, respectively, and are excluded from the calculation of diluted net loss per share for all periods presented because the effect is anti-dilutive.

The following table shows the computation of basic and diluted earnings per common share for:

	For The	For The	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Numerator – net loss	(77,109)	(36,867)	(578,712)	(273,190)
Denominator – weighted average
number of shares outstanding, basic and diluted	21,926,111	20,558,139	21,926,111	20,406,365
Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)

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

In June 2014, the FASB issued ASU No. 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities”. The amendments in this update remove the definition of a development stage entity from ASC Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of operations, cash flows, and stockholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. These amendments are effective for annual reporting periods beginning after December 15, 2014, with early application of the amendments permitted. The Company has elected early adoption of this standard. As such the Company no longer presents or discloses any information previously required under ASC Topic 915.

2. GOING CONCERN

As shown in the accompanying condensed financial statements, the Company has minimal revenues and incurred net losses from operations resulting $578,712 during the six months ended June 30, 2014. The Company has an accumulated deficit of $2,333,709. The Company has working capital deficit of $60,488 and $575,891 as of June 30, 2014 and December 31, 2013, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Net deferred tax assets consist of the following components:

	For The Six Months Ended June 30,
	2014	2013
Current portion of deferred tax assets:
Benefit from carryforward of net operating loss	$801,154	$529,029
Less: Valuation allowance	(801,154)	(529,029)
Net deferred income tax asset	$-	$-

The Company has no uncertain tax positions.

At June 30, 2014, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $2,300,000 of unused net operating losses available for carry forward to future years. The benefit from carry forward of such net operating losses will expire between 2031 and 2032. Such benefit could be subject to further limitations if significant future ownership changes occur in the Company. The Company believes that a significant portion of its unused net operating loss carry forwards may never be utilized due to the fact that the Company has not generated any earnings to date.

4. NOTES PAYABLE

Notes payable consisted of the following at:

	June 30,	December 31,
	2014	2013
Building purchase payable	$140,505	$139,946
Less: discount on note	(9,994)	(13,493)
Less: current portion	(70,253)	-
Long-term portion	$60,258	$126,456

The Company recorded an interest expense of $1,903 and $3,738 for the three and six months ended June 30, 2014, and $1,114 for the three and six months ended June 30, 2013, related to the amortization of the debt discount. The remaining balance due under the building purchase payable ($150,000 CAD) is due as follows, $75,000 CAD due on March 29, 2015 and $75,000 CAD is due on March 29, 2016.

5. EQUITY

We are authorized by our Certificate of Incorporation to issue 95,000,000 shares of Common Stock, $0.001 par value, of which shares of Common Stock were outstanding 21,926,111 at June 30, 2014 and at December 31, 2013.

We are authorized by our Certificate of Incorporation to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 100,000 shares of Series A Preferred Stock were outstanding at June 30, 2014 and December 31, 2013. The Series A Preferred Stock have voting rights to vote as a single class upon any matter submitted to the stockholders. The Series A shareholder shall have such number of votes as is determined by multiplying: (a) the number of shares of Series A Preferred Stock held by such shareholder; (b) the sum of the number of issued and outstanding shares of Series A Preferred Stock, any other series of preferred and Common Stock on a fully diluted basis; and (c) 0.000006. The Series A Preferred Stock has no conversion, dividend, or liquidation rights.

No dividends were paid during the six months ended June 30, 2014 and 2013.

Share-Based Awards

The Company has not issued any share-based awards to date.

Equity Incentive Plan

The Company has not adopted an equity incentive plan.

Stock Options

The Company has not issued any stock options to date.

Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Shares Subject to Warrants Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life

Warrant Balance at December 31, 2013	2,939,624	$0.97	2.66
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding and exercisable - June 30, 2014	2,939,624	$0.97	2.66

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We have not been involved in any legal actions in the normal course of business. There is currently no active or threatened litigation in process.

Operating Leases

The Company has not entered into any leases at June 30, 2014, and December 31, 2013.

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

7. RELATED PARTY TRANSACTIONS

R&D and License Agreements – Corruven Canada, Inc.

On January 5, 2010, the Company entered into an Intellectual Property License Agreement with Corruven Canada, Inc. (the “License”). The License provided the Company an exclusive license for various patents and patent applications related to materials, methods and devices relating to Corruven wood panel. The License provides that the Company shall pay to Corruven Canada, Inc. an annual royalty license fee of one percent (1%) of net sales of the products sold by the Company pursuant to the License. In addition, as further described elsewhere in this Registration Statement in the section titled “Business of the Company” – “Intellectual Property”, the Company entered into a Research and Development Agreement (the “R&D Agreement”) with Corruven Canada, Inc. in which the Company agreed to expend certain funds for the right of using the technologies and patents developed by Corruven Canada, Inc. Corruven Canada, Inc. is considered a related party due to the ownership by Alain Belanger, the Company's CEO and majority shareholder. The R&D Agreement provided that Corruven Canada was required to perform all research and development related to the finalization and commercial application of the Corruven Composite Panel, for which the Company was required to pay certain research and development costs to Corruven Canada consisting of: (i) a total of $1,928,820 over a five year period as follows: $495,982 on or before January 5, 2012; $440,873 on or before January 5, 2013; $385,764 on or before January 5, 2014; $330,655 on or before January 5, 2015;and (ii) $275,546 on or before January 5 of each following year thereafter for the life of the R&D Agreement. On June 30, 2014, the Company and Corruven Canada amended and restated the R&D Agreement wherein the above scheduled research and development cost payment schedule was terminated and the parties agreed that the Company would provide such research and development costs to Corruven Canada on an “as needed” basis when requested by Corruven Canada. In addition the Company is required to pay to Corruven Canada a “development fee” of two percent (2%) of net sales proceeds of the Company after January 5, 2013.

The R&D Agreement can be terminated by either party at any time upon the receipt of 90 days written notice to the other party. Upon notification of termination, Corruven Canada Inc. shall proceed in an orderly fashion to limit or terminate any outstanding commitments and/or to conclude any research being developed as a result of the R&D Agreement.

The following represents payments the Company has made to Corruven Canada through June 30, 2014:

Amount Paid
2010	$150,000
2011	463,738
2012	647,653
2013	312,945
through June 30, 2014	546,177
Total	$2,120,513

The amounts paid in 2010 of $150,000 were applied to the accrual of and balance due at January 5, 2013. There were no amounts (including those accrued) due under this agreement at June 30, 2014 and $72,866 due at December 31, 2013.

Cost of Goods Sold- Corruven Canada, Inc.

The Company is a sales and research company with exclusive commercialization rights over the Corruven® technology. The Company does not maintain inventory on hand. The Company currently purchases finished panels and/or core from Corruven Canada, Inc. and resells it without holding the inventory. Currently, all manufacturing operations and inventory are done and held by Corruven Canada Inc. The Company made purchases related to products sold totaling $11,071 during the six months ended June 30, 2014.

Lease Agreement – Corruven Canada, Inc.

Effective May 1, 2013, the Company entered into a lease agreement with Corruven Canada, Inc., a related party, wherein the Company leased a portion of industrial space at the Property to Corruven Canada, Inc. The lease agreement terminates on May 1, 2015, and Corruven Canada, Inc. is required to pay $30,000 per year in base rent to the Company. Rental income related to this lease agreement is classified as other income on the accompanying unaudited statement of operations. The Company is due $15,849 under this agreement at June 30, 2014.

Product sales - Groupe Regenord, Inc.

During the three and six months ended June 30, 2014 the Company recorded revenues related to the sale of products to Groupe Regenord, Inc. totaling $6,218. Groupe Regenord, Inc. made payments to the Company totaling $6,218 during the three and six months ended June 30, 2014 and no amounts were due from Groupe Regenord, Inc. at June 30, 2014. Groupe Regenord, Inc. is majority owned by Alain Belanger, the Company's CEO and majority shareholder.

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

OVERVIEW AND PLAN OF OPERATION

Corruven, Inc. (the “Company”) is a Nevada company that intends to develop and market a lightweight composite panel, the Corruven® composite panel (the “Corruven Composite Panel”). The Company currently generates minimal revenues and maintains uncertain viability. The Company’s head executive offices are located at 264 Notre Dame, Kedgwick, New Brunswick E8B 1H9 Canada. The Company’s phone number is (877) 284-3101 and fax number is (506) 284-3153. We maintain a website at www.corruven.com, however, the information in, or that can be accessed through, our web site, is not part of this report.

Overview

Corruven, Inc. is a company that intends to develop and market a lightweight composite panel, the Corruven® composite panel (the “Corruven Composite Panel”), which we believe, when fully developed, will provide numerous advantages over conventional panels when used in applications including building materials, furniture components, transportation and in other potential industries and applications. As currently designed, the Corruven Composite Panels: (i) contain approximately 75% air making them extremely lightweight compared to other conventional panels; (ii) utilize approximately 25% of the raw material required to produce traditional panels (e.g.: FRP, Fiber Cement, MDF, HDF, OSB, plywood, etc.); and (iii) use environmentally friendly formaldehyde-free glues which increase our distinction in the “green product” market.

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

Coincidentally with the granting of the License Agreement, the Company and Corruven Canada originally entered into a Research and Development Agreement (the “R&D Agreement”). The R&D Agreement provided that Corruven Canada was required to perform all research and development related to the finalization and commercial application of the Corruven Composite Panel, for which the Company was required to pay certain research and development costs to Corruven Canada consisting of: (i) a total of $1,928,820 over a five year period as follows: $495,982 on or before January 5, 2012; $440,873 on or before January 5, 2013; $385,764 on or before January 5, 2014; $330,655 on or before January 5, 2015;and (ii) $275,546 on or before January 5 of each following year thereafter for the life of the R&D Agreement. On or about June 30, 2014, the Company and Corruven Canada amended and restated the R&D Agreement (the “Restated R&D Agreement”) wherein the above scheduled research and development cost payment schedule was terminated and the parties agreed that the Company would provide such research and development costs to Corruven Canada on an “as needed” basis when requested by Corruven Canada. In addition the Company is required to pay to Corruven Canada a “development fee” of two percent (2%) of net sales proceeds of the Company after January 5, 2013. Title to the equipment and related machinery developed under the Restated R&D Agreement will be owned by Corruven Canada.

The following description of the License Agreement and Restated R&D Agreement is a summary only, and is qualified in its entirety by the actual Restated R&D Agreement and License Agreement (and amendments thereto). A copy of the License Agreement has been attached to our Registration Statement filed with the SEC on June 10, 2013 and is hereby incorporated in its entirety by reference. A copy of the Restated R&D Agreement has been attached to this Form 10-Q and is hereby incorporated in its entirety by reference.

We are a business that has recognized little revenue since our formation and there can be no assurance that the marketplace will generate any significant revenues in the future. Further, there can be no assurance that even if significant revenues are generated, that those revenues will be sufficient to enable the Company to maintain its operations. The Company believes it will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. There can be no assurance that the Company will be able to raise additional capital.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Auditor's Report included in our audited financial statements for the years ending December 31, 2013 and December 31, 2012 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to continue to fund our operations and there can be no assurance that we will be able to raise any or all of the capital required. We have only generated minimal revenues since our inception and have an accumulated deficit of $2,333,709 at June 30, 2014. Unless we begin generating significant revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

Coincidentally with the granting of the License Agreement, the Company and Corruven Canada originally entered into a Research and Development Agreement (the “R&D Agreement”). The R&D Agreement provided that Corruven Canada was required to perform all research and development related to the finalization and commercial application of the Corruven Composite Panel, for which the Company was required to pay certain research and development costs to Corruven Canada consisting of: (i) a total of $1,928,820 over a five year period as follows: $495,982 on or before January 5, 2012; $440,873 on or before January 5, 2013; $385,764 on or before January 5, 2014; $330,655 on or before January 5, 2015;and (ii) $275,546 on or before January 5 of each following year thereafter for the life of the R&D Agreement. On or about June 30, 2014, the Company and Corruven Canada amended and restated the R&D Agreement (the “Restated R&D Agreement”) wherein the above scheduled research and development cost payment schedule was terminated and the parties agreed that the Company would provide such research and development costs to Corruven Canada on an “as needed” basis when requested by Corruven Canada. In addition the Company is required to pay to Corruven Canada a “development fee” of two percent (2%) of net sales proceeds of the Company after January 5, 2013. Title to the equipment and related machinery developed under the Restated R&D Agreement will be owned by Corruven Canada.

The following description of the License Agreement and Restated R&D Agreement is a summary only, and is qualified in its entirety by the actual Restated R&D Agreement and License Agreement (and amendments thereto). A copy of the License Agreement has been attached to our Registration Statement filed with the SEC on June 10, 2013 and is hereby incorporated in its entirety by reference. A copy of the Restated R&D Agreement has been attached to this Form 10-Q and is hereby incorporated in its entirety by reference.

Employees

We currently have three employees consisting of our management team of Alain Belanger, Daniel Beauregard-Long and Conrad Belanger. At the present time, none of our employees receive a salary from the Company. All other work that is not handled by our management is outsourced to qualified professionals and consultants as deemed necessary. We intend to hire employees and independent contract labor on an as needed basis.  Following the completion of our Line of Production (defined below), we intend to maintain a highly competitive team of experienced and technically proficient employees and consultants and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which may be encouraged through a stock option plan, is helpful for attracting, retaining and motivating qualified personnel. While we have not yet adopted a stock option plan, however, we may do so in the future.

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

Company Business Model and Proposed Revenue Generation

As of the date of this filing, through the Restated R&D Agreement with Corruven Canada, the Company is currently in the process of developing and completing the pilot technology and machinery involved in the line of production and production processes needed to produce the Corruven Composite Panel (the “Line of Production”). The Company has two initial proposed business models designed to generate future revenues through: (i) sales of the Corruven Composite Panel as an end user product; and (ii) the Line of Production license model.

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

RESULTS OF OPERATIONS

Revenues

We recognized revenues of $13,025 for the three and six months ended June 30, 2014 and $0 for the same periods in the prior year. These revenues were related to the sale of finished panels and core.

Cost of Goods Sold

We recognized cost of goods sold of $11,071 for the three and six months ended June 30, 2014 and $0 for the same periods in the prior year.

Operating Expenses

Our operating expenses consisted primarily of R&D fees incurred in the development of the Corruven technology associated with our Restated R&D Agreement with Corruven Canada, Inc. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs are included in these amounts.

The tables below provide information regarding selling, general and administrative expenses:

	The three months ended June 30,			The six months ended June 30,
	2014	2013	Variance	2014	2013	Variance
Selling, general and administrative	$83,707	$40,753	$42,954	$590,975	$277,076	$313,899

For the three and six months ended June 30, 2014, R&D fees incurred in the development of the Corruven technology totaled approximately $72,354 and $552,017, respectively, as compared to $7,299 and $209,443 incurred during the six same periods in the prior year, respectively. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs totaled approximately $11,353 and $38,958, for the three and six months ended June 30, 2014, as compared to $101,557 and $103,551 incurred during same periods in the prior year, respectively.

Net Loss

Net losses attributable to common stockholders for the three and six months ended June 30, 2014, were $(77,109) and $(578,712), respectively, or $(0.00) and $(0.02), respectively, per basic and diluted share, compared to net losses attributable to common stockholders for the three and six months ended June 30, 2013, were $(36,867) and $(273,190), respectively, or $(0.00) and $(0.01), respectively, per basic and diluted share.

Capital Resources and Liquidity

Cash Flows

The following table provides information about our net cash flow for the six months ended June 30, 2014 and 2013.

Cash Flow	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(648,727)	$(143,932)
Net cash used in investing activities	-	(184,097)
Net cash provided by financing activities	-	362,032
Effect of exchange rate changes on cash	1,374	(6,695)
Net Increase (Decrease) in Cash and Cash Equivalents	(647,353)	27,308
Cash and Cash Equivalents at Beginning of the Period	669,688	56,216
Cash and Cash Equivalents at End of the Period	$22,335	$83,524

Operating Activities

Net cash used in operating activities was $648,727 for the six months ended June 30, 2014, as compared to $143,932 used in operating activities for the six months ended June 30, 2013. The net cash used in operating activities was mainly due to general operations of our business, primarily used for research and development costs paid to Corruven Canada, Inc., and the reduction of our historical working capital debt.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $0 and $184,097, respectively. The net used in investing activities during the six months ended June 30, 2013 was due to the purchase of an industrial building, land and related building improvements.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $0 and $362,032, respectively. During the six months ended June 30, 2013 the Company received aggregate proceeds of approximately $362,032 from the sale of Common Stock and Warrants.

Need for Additional Capital

As of June 30, 2014 the Company had $22,335 cash on hand. We anticipate that this amount is not sufficient to satisfy our cash requirements for the following twelve months without additional funding. The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from the sale of securities. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern as we believe we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the subsequent twelve month period, the Company believes that it will expend funds primarily on the completion of the Line of Production equipment, with additional potentially substantial costs associated with being a reporting company under the Exchange Act, including legal, accounting and audit costs. Although the Company hopes it will begin generating significant revenues in the fiscal year ending December 31, 2014, management does not believe that such revenues will provide sufficient capital to sustain its current and execute its proposed operations for the next twelve month period without raising additional capital.  Accordingly, we expect that we will require additional funding through additional equity and/or debt financings.  Although the Company has been able to historically raise capital sufficient to continue its R&D, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

As indicated above, we believe that we may only have sufficient funds to complete the pilot Line of Production and continue business operations through December 31, 2014. It is anticipated that the Company may begin generating significant revenue by the end of 2014, however, there can be no assurance that the Company will be able to generate significant revenues by that date and, if in fact the Company does generate significant revenue, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Critical Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Auditor's Report included in our audited financial statements for the years ending December 31, 2013 and December 31, 2012 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to continue to fund our operations and there can be no assurance that we will be able to raise any or all of the capital required. We have only generated minimal revenues since our inception and have an accumulated deficit of $2,333,709 at June 30, 2014. Unless we begin generating significant revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities”. The amendments in this update remove the definition of a development stage entity from ASC Topic 915, Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of operations, cash flows, and stockholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. These amendments are effective for annual reporting periods beginning after December 15, 2014, with early application of the amendments permitted. The Company has elected early adoption of this standard. As such the Company no longer presents or discloses any information previously required under ASC Topic 915.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s condensed financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2014, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. Such reasons for ineffectiveness are outlined below:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the quarter ended June 30, 2014, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could potentially result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

During our most recently completed fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors (the “Board”) who would qualify as a financial expert.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

The Company held its annual 2014 shareholder meeting (the “Shareholder Meeting”) on May 10, 2014. At the Shareholder Meeting, the Company appointed Mr. Alain Belanger, Mr. Daniel Beauregard-Long, Mr. Thomas Soucy, Mr. Patrick Durepos and Mr. Maurice Guitton to the 2014 Board.

On or about June 6, 2014, the Company appointed Mr. Daniel Beauregard-Long to the position of Secretary of the Company and Mr. Conrad Belanger to the positions of interim Treasurer and Chief Financial Officer of the Company.

On or about July 25, 2014, the Company appointed Mr. Raymond Ouellette to the Board.

Below are the biographies of our current management team and 2014 Board.

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

Daniel Beauregard-Long, Secretary and Director

Mr. Long is our Secretary and one of our Directors. From February 2012 to present, Mr. Long has been working with Corruven, Inc. with responsibilities in operations and finance. From 2010 to present, Mr. Long has held the position of Vice President of Napco Industries, Inc., an infrastructure service company focused on the industrial market. From 2011 to 2012, Mr. Long worked as an analyst for Raymond Chabot Grant Thornton LLP, an accounting firm, on restructurings, expansion projects, and buyouts. From 2007 to 2012, Mr. Long worked as project manager for the construction company Action Plus, Inc. in multi-residential projects, commercial construction, and industrial projects. Mr. Long studied at McGill University earning a Bachelor of Commerce in Finance and Accounting. Mr. Long’s business, finance and construction background brings a valued element to our Board.

Raymond Ouellette, Interim Treasurer and Chief Financial Officer

Mr. Ouellette is our interim Treasurer, Chief Financial Officer and one of our Directors.  Mr. Ouellette founded Novatech Group in 1982 and held the position of President from 1982 to 2011, and has held the position of Chairman from 2011 to present. Novatech Group is a global window and door manufacturing company based in Quebec, Canada with 450 employees, 10 divisions, and sales in North America, Europe, and Africa. From 1978 to 1982, Mr. Ouellette was the General Manager of Unik Industries Ltd, a door and molding manufacturer. From 1974 to 1976, Mr. Ouellette was the General Manager of Industries Philias Flamand Ltd, a window and door manufacturer. From 2009 to present, Mr. Ouellette has sat on the board of PPD Group.  From 2012 to present, he has sat on the board of Norbec and The County of Shefford Agricultural Society.  From 1999 to 2011, he served on the board of Dutailier. He also served on the board of Orientech from 2007 to 2011. Mr. Ouellette graduated with an engineering degree from the Technical University of Nova Scotia (now Dalhousie University) and an MBA from the University of Sherbrooke. Mr. Ouellette brings to our Board significant experience in manufacturing, international sales, and negotiations.

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

Maurice M. Guitton, Director

Mr. Maurice M. Guitton is one of our Directors. From 2012 to present, Mr. Guitton has been the President of Versa Tech Consulting, Ltd., a small and medium enterprise (SME) consulting company with a focus on product development and continuous improvement. From 1987 to 2011, Mr. Guitton has held positions with Composites Atlantic, Ltd., including President and Chief Executive Officer from 2004 to 2011. A subsidiary of the European Aeronautics Defense and Space (EADS) SOGERMA Group, Composites Atlantic, Ltd. is a manufacturing company of advanced composites for the aeronautic, space, and defense industries with approximately $50M in annual revenue. Mr. Guitton has also held the position of director of the manufacturing division of Rossignol Skis working with the company from 1967 to 1987. Mr. Guitton was responsible for putting in place a manufacturing division and multiple plants for Rossignol Skis in North America. From 2004 to present, Mr. Guitton has been President and founder of the French Chamber of Commerce Atlantic Region. From 1995 to 2003, Mr. Guitton sat on the board of EADS Canada Ltd., a $450M annual revenue division of the European EADS Group. Mr. Guitton studied in mechanics, industrial design, and management at various institutions in France including E.N.P., F.P.A., and B.T.S. Mr. Guitton has developed significant experience in starting new manufacturing plants, product development, in addition to his top management experience in the composite industry which brings significant value to our Board.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report.

Exhibit #	Description
3.1	Articles of Incorporation of Corruven, Inc. as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
3.2	Corporate Bylaws for Corruven, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.1	Intellectual Property License Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.2	Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.3	Amendment to Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.4	Amended and Restated Research and Development Agreement with Corruven Canada, Inc.
10.5	Industrial Lease Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.6	Sample Series A-100 Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.7	Sample Series A-200 Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.8	Sample Series A-300 Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.9	Sample Series A-400 Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2013)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2014, to be signed on its behalf by the undersigned on August 19, 2014 thereunto duly authorized.

CORRUVEN, INC

By:	/s/ Alain Belanger
Alain Belanger
Chief Executive Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	Articles of Incorporation of Corruven, Inc. as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
3.2	Corporate Bylaws for Corruven, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.1	Intellectual Property License Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.2	Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.3	Amendment to Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.4	Amended and Restated Research and Development Agreement with Corruven Canada, Inc.
10.5	Industrial Lease Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.6	Sample Series A-100 Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.7	Sample Series A-200 Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.8	Sample Series A-300 Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.9	Sample Series A-400 Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2013)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

