Form 10-Q
period 2014-09-30
Corruven, Inc.
filed 2014-11-18
CIK 1485594

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

22,392,628 common shares outstanding, $0.001 par value, as of November 18, 2014.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CORRUVEN, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$188,206	$669,688
Amounts due from related parties, net	7,561	7,924
Accounts receivable, net	1,237	-
Other receivables	9,395	4,708
Deposits	4,461	4,675
Total current assets	210,860	686,995

Buildings, net of accumulated depreciation of $20,730 And $10,313, respectively	243,021	266,069
Land	15,978	16,743

Total assets	$469,859	$969,807

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable, related parties	$26,612	$82,531
Accounts payable and accrued expenses	26,573	28,573
Current maturities of note payable, net of discount of $5,702 and $-0-, respectively	16,603	-
Total current liabilities	69,788	111,104

Note payable, net of current maturities and discount of $2,023 and $13,493, respectively	109,506	126,453

Total liabilities	179,294	237,557

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 95,000,000 shares authorized, 21,926,111 and 21,926,111 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	21,926 21,926
Additional paid in capital	2,509,492	2,509,492
Subscriptions payable, consisting of 345,712 shares of common stock at September 30, 2014	233,356	-
Accumulated other comprehensive income	(45,535)	(44,271)
Accumulated deficit	(2,428,774)	(1,754,997)
Total stockholders' equity (deficit)	290,565	732,250

Total liabilities and stockholders' equity (deficit)	$469,859	$969,807

See accompanying notes to financial statements.

CORRUVEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenues:
Product revenues	$6,719	$-	$13,526	$-
Product revenues, related party	-	-	6,218	-
Cost of goods sold, related party	(5,743)	-	(16,814)	-
Gross profit	976	-	2,930	-

Operating expenses:
Research and development	70,096	79,880	622,113	289,323
Selling, general and administrative	33,121	20,595	72,079	88,228
Total operating expenses	103,217	100,475	694,192	377,551

Net operating loss	(102,241)	(100,475)	(691,262)	(377,551)

Other income (expense):
Interest income	-	3	-	3
Interest expense	(1,894)	(1,912)	(5,632)	(3,026)
Freight income	326	-	617	-
Rental income, related party	8,744	7,213	22,500	12,213
Total other income (expense)	7,176	5,304	17,485	9,190

Net loss	$(95,065)	$(95,171)	$(673,777)	$(368,361)

Other comprehensive income:
Loss on foreign currency translation	$(2,638)	$(7,667)	$(1,264)	$(14,362)

Net other comprehensive loss	$(97,703)	$(102,838)	$(675,041)	$(382,723)

Weighted average number of common shares outstanding - basic and fully diluted	21,926,111	20,646,502	21,926,111	20,487,290

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.03)	$(0.02)

See accompanying notes to financial statements.

CORRUVEN, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(673,777)	$(368,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	15,185	-
Depreciation	11,261	6,766
Amortization of debt discount	5,632	3,026
Decrease (increase) in assets:
Amounts due from related parties	(13,846)	-
Accounts receivable	(1,280)	-
Other receivables	(5,504)	72,731
Deposits	-	201
Increase (decrease) in liabilities:
Accounts payable, related parties	(46,331)	54,725
Accounts payable and accrued expenses	(4,914)	33,642
Net cash used in operating activities	(713,574)	(197,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of buildings and land	-	(177,818)
Net cash used in investing activities	-	(177,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	233,356	423,713
Net cash provided by financing activities	233,356	423,713

Effect of exchange rate changes on cash and cash equivalents	(1,264)	(14,362)

NET CHANGE IN CASH	(481,482)	34,263
CASH AT BEGINNING OF PERIOD	669,688	56,216

CASH AT END OF PERIOD	$188,206	$90,479

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable exchanged for purchase of building	$-	$126,230
Value of shares issued for stock subscription	$-	$75,324

See accompanying notes to financial statements.

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Corruven, Inc. (“the Company”) was incorporated in the State of Nevada on January 4, 2010 (“Inception”). The Company develops and markets a lightweight composite panel, Corruven, fabricated mainly from rotary veneer providing numerous advantages for various applications in different construction sectors.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Company’s audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Reclassifications

In the current year, the Company separately classified bad debts in the statements of operations. For comparative purposes, amounts in prior periods have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Other Receivables

Other receivables consist of HST receivables, which represent amounts paid by the Company to sales taxes authorities for initial payments of products and services made to Corruven Canada. Initial payments include a tax amount for all payments made, regardless of the nature of the expense. On a quarterly basis, the Company requests refunds from the tax authority for overpayments of sales taxes made which are related to non-taxable items. Amounts paid on non-taxable items are then refunded to the Company by the tax authority. At September 30, 2014 and December 31, 2013 these amounts were $9,395 and $4,708, respectively.

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

We generally provide for depreciation over the following estimated useful service lives. Additionally, if there are indicators that certain assets may be potentially impaired we will analyze such assets in accordance with the related GAAP standard. The estimated useful lives for significant property, plant and equipment categories are as follows:

Years
Equipment	5

Building and improvements	18

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

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. There was no stock based compensation issued for services during the nine months ended September 30, 2014 and 2013, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $1,264 and $14,362 for the nine months ended September 30, 2014 and 2013, respectively, have been reported as a component of comprehensive loss in the statement of stockholders’ equity. Translation gains or losses are shown as a separate component of stockholders’ equity.

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has minimal revenues and incurred net losses from operations, resulting in an accumulated deficit of $2,428,774 as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

R&D and License Agreements, Corruven Canada, Inc.

On January 5, 2010, the Company entered into an Intellectual Property License Agreement with Corruven Canada, Inc. (the “License”). The License provided the Company an exclusive license for various patents and patent applications related to materials, methods and devices relating to Corruven wood panel. The License provides that the Company shall pay to Corruven Canada, Inc. an annual royalty license fee of one percent (1%) of net sales of the products sold by the Company pursuant to the License. In addition, the Company entered into a Research and Development Agreement (the “R&D Agreement”) with Corruven Canada, Inc. in which the Company agreed to expend certain funds for the right of using the technologies and patents developed by Corruven Canada, Inc. Corruven Canada, Inc. is considered a related party due to the ownership by Alain Belanger, the Company's CEO and majority shareholder. The R&D Agreement provided that Corruven Canada was required to perform all research and development related to the finalization and commercial application of the Corruven Composite Panel, for which the Company was required to pay certain research and development costs to Corruven Canada consisting of: (i) a total of $1,928,820 over a five year period as follows: $495,982 on or before January 5, 2012; $440,873 on or before January 5, 2013; $385,764 on or before January 5, 2014; $330,655 on or before January 5, 2015;and (ii) $275,546 on or before January 5 of each following year thereafter for the life of the R&D Agreement. On June 30, 2014, the Company and Corruven Canada amended and restated the R&D Agreement wherein the above scheduled research and development cost payment schedule was terminated and the parties agreed that the Company would provide such research and development costs to Corruven Canada on an “as needed” basis when requested by Corruven Canada. In addition the Company is required to pay to Corruven Canada a “development fee” of two percent (2%) of net sales proceeds of the Company after January 5, 2013.

The R&D Agreement can be terminated by either party at any time upon the receipt of 90 days written notice to the other party. Upon notification of termination, Corruven Canada Inc. shall proceed in an orderly fashion to limit or terminate any outstanding commitments and/or to conclude any research being developed as a result of the R&D Agreement.

The following represents payments the Company has made to Corruven Canada through September 30, 2014:

Amount
Paid
2014	$641,342
2013	312,945
2012	647,651
2011	463,738
2010	150,000
Total	$2,196,447

The amounts paid in 2010 of $150,000 were applied to the accrual of and balance due at January 5, 2013. Due to the June 30, 2014 amendment, there are no longer any liabilities for amounts due under this agreement.

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cost of Goods Sold, Corruven Canada, Inc.

The Company is a sales and research company with exclusive commercialization rights over the Corruven® technology. The Company does not maintain inventory on hand. The Company currently purchases finished panels and/or core from Corruven Canada, Inc. and resells it without holding the inventory. Currently, all manufacturing operations and inventory are manufactured and held by Corruven Canada, Inc. The Company made purchases related to products sold totaling $16,814 during the nine months ended September 30, 2014.

Lease Agreement, Corruven Canada, Inc.

Effective May 1, 2013, the Company entered into a lease agreement with Corruven Canada, Inc., a related party, wherein the Company leased a portion of industrial space at the Property to Corruven Canada, Inc. The lease agreement terminates on May 1, 2015, and Corruven Canada, Inc. is required to pay $30,000 per year in base rent to the Company. Rental income related to this lease agreement is classified as other income on the accompanying unaudited statement of operations. The Company is due $22,684 under this agreement at September 30, 2014.

Product Sales, Groupe Regenord, Inc.

The Company recorded revenues related to the sale of products to Groupe Regenord, Inc. during the three and nine months ended September 30, 2014, totaling $-0- and $6,218, respectively. Groupe Regenord, Inc. made payments to the Company totaling $-0- and $6,218 during the three and nine months ended September 30, 2014, respectively, and no amounts were due from Groupe Regenord, Inc. at September 30, 2014. Groupe Regenord, Inc. is a company in which Alain Belanger, the Company's CEO and majority shareholder, owns a majority stake. We have an allowance for bad debts expense of $15,185, which resulted in bad debts expense of $15,185 for the nine months ended September 30, 2014.

Note 4 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at January 4, 2010. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has certain financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2014, and December 31, 2013:

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$188,206	$-	$-
Total assets	188,206	-	-
Liabilities
Note payable, net of discount of $7,725	-	126,109	-
Total liabilities	-	126,109	-
	$188,206	$(126,109)	$-

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$669,688	$-	$-
Total assets	669,688	-	-
Liabilities
Note payable, net of discount of $13,493	-	126,453	-
Total liabilities	-	126,453	-
	$669,688	$(126,453)	$-

The fair value of our note payable is deemed to approximate book value, and is considered a Level 2 input as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2014, or the year ended December 31, 2013.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, as adjusted for foreign currency translations, consist of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Building and improvements	$263,751	$276,382
Land	15,978	16,743
	279,729	293,125
Less: accumulated depreciation	(20,730)	(10,313)
	$258,999	$282,812

Depreciation expense totaled $11,261 and $6,766 for the nine months ended September 30, 2014 and 2013, respectively.

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Note Payable

Note payable consists of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013

Effective April 29, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire an industrial building located at 355 Chemin du Pouvoir, Edmundston, New Brunswick, Canada (the “Property”). The total purchase price of the Property was $300,000 CAD. The Company made an initial deposit related to the Purchase Agreement on March 26, 2013, totaling $25,000 CAD, and $125,000 CAD was paid on April 29, 2013. Half of the remaining balance of $150,000 CAD is due as due on March 29, 2015 and the other half is due on March 29, 2016. The amounts due under the Purchase Agreement are non-interest bearing. The Purchase Agreement contains a negative covenant that restricts the Company from taking out an additional mortgage on the Property of more than 80% of the Property’s market value, if the Property‘s market value is less than $750,000 CAD. The Company applied an effective interest rate of 5.95% to the amount due under the Purchase Agreement, and recorded a discount of $19,235 related to the amount due. The Company recorded the purchase of the Property at cost, and capitalized approximately $33,361 CAD in additional expenses related to conditioning the Property for use. The Company estimates an 18 year useful life. The Company estimated land associated with Purchase Agreement and the Property to be $17,908 CAD.	$133,834	$140,239

Less: debt discount	(7,725)	(13,786)
Less: current portion	(16,603)	-
Note payable, less current portion	$109,506	$126,453

The Company recorded interest expense in the amount of $5,632 and $3,026 related to the amortization of the debt discount for the nine months ended September 30, 2014 and 2013, respectively.

Note 7 – Changes in Stockholders’ Equity (Deficit)

Series A Preferred Stock

The Company has 5,000,000 authorized shares of Preferred Stock, of which 100,000 shares of $0.001 par value Series A Preferred Stock were issued and outstanding at September 30, 2014 and December 31, 2013, respectively. The Series A Preferred Stock have voting rights to vote as a single class upon any matter submitted to the stockholders. The Series A shareholder shall have such number of votes as is determined by multiplying: (a) the number of shares of Series A Preferred Stock held by such shareholder; (b) the sum of the number of issued and outstanding shares of Series A Preferred Stock, any other series of preferred and Common Stock on a fully diluted basis; and (c) 0.000006. The Series A Preferred Stock has no conversion, dividend, or liquidation rights.

Common Stock

The Company has 95,000,000 authorized shares of $0.001 par value Common Stock, of which 21,926,111 and 21,926,111 shares were issued and outstanding at September 30, 2014 and December 31, 2013, respectively.

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Subscriptions Payable on Common Stock Sales

On September 29, 2014, we sold 3,704 shares of our common stock and warrants to purchase another 1,852 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $2,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014, and were accordingly presented as subscriptions payable as of September 30, 2014.

On September 23, 2014, we sold 2,000 shares of our common stock and warrants to purchase another 1,000 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $1,350. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014, and were accordingly presented as subscriptions payable as of September 30, 2014.

On September 29, 2014, we sold 134,289 shares of our common stock and warrants to purchase another 67,145 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $90,646. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014, and were accordingly presented as subscriptions payable as of September 30, 2014.

On September 29, 2014, we sold 134,289 shares of our common stock and warrants to purchase another 67,145 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $90,645. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014, and were accordingly presented as subscriptions payable as of September 30, 2014.

On September 29, 2014, we sold 13,493 shares of our common stock and warrants to purchase another 6,747 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $9,108. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014, and were accordingly presented as subscriptions payable as of September 30, 2014.

On September 29, 2014, we sold 13,493 shares of our common stock and warrants to purchase another 6,747 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $9,107. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014, and were accordingly presented as subscriptions payable as of September 30, 2014.

On September 29, 2014, we sold 22,222 shares of our common stock and warrants to purchase another 11,111 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $15,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014, and were accordingly presented as subscriptions payable as of September 30, 2014.

On September 29, 2014, we sold 22,222 shares of our common stock and warrants to purchase another 11,111 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $15,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014, and were accordingly presented as subscriptions payable as of September 30, 2014.

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Warrants

Warrants Granted

On September 29, 2014, the Company issued warrants to purchase 1,852 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $2,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 23, 2014, the Company issued warrants to purchase 1,000 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $1,350. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 23, 2014, the Company issued warrants to purchase 67,145 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $90,646. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 23, 2014, the Company issued warrants to purchase 67,145 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $90,645. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 5, 2014, the Company issued warrants to purchase 6,747 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $9,108. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 5, 2014, the Company issued warrants to purchase 6,747 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $9,107. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On August 19, 2014, the Company issued warrants to purchase 11,111 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $15,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On August 18, 2014, the Company issued warrants to purchase 11,111 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $15,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Warrants Expired

No warrants expired during the nine months ended September 30, 2014.

Warrants Exercised

No warrants were exercised during the nine months ended September 30, 2014.

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of activity of outstanding common stock warrants:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life

Balance, December 31, 2012	1,188,041	$1.12	1.47
Warrants granted	1,751,583	0.87	3.23

Balance, December 31, 2013	2,939,624	1.12	3.16
Warrants granted	172,858	0.75	2.96

Balance, September 30, 2014	3,112,482	$0.96	2.39

Exercisable, September 30, 2014	3,312,482	$0.96	2.39

Note 9 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2014, and the year ended December 31, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2014, and December 31, 2013, the Company had approximately $2,411,000 and $1,716,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	September 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$843,850	$600,649

Net deferred tax assets before valuation allowance	$843,850	$600,649
Less: Valuation allowance	(843,850)	(600,649)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2014, and December 31, 2013, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and state statutory income tax rate to pre-tax loss is as follows:

	September 30,	December 31,
	2014	2013

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

CORRUVEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Subsequent Events

On October 31, 2014, we issued a total of 345,712 shares of our common stock amongst eight qualified investors in satisfaction of subscriptions payable pursuant to the sale of $233,356 of unit offerings, consisting of our common stock and warrants, during the three months ended September 30, 2014.

On October 24, 2014, we sold 20,000 shares of our common stock and warrants to purchase another 10,000 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $13,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 20, 2014, we sold 6,730 shares of our common stock and warrants to purchase another 3,365 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $4,542. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 20, 2014, we sold 74,075 shares of our common stock and warrants to purchase another 37,038 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 16, 2014, we sold 20,000 shares of our common stock and warrants to purchase another 10,000 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $13,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Auditor's Report included in our audited financial statements for the years ending December 31, 2013 and December 31, 2012 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to continue to fund our operations and there can be no assurance that we will be able to raise any or all of the capital required. We have only generated minimal revenues since our inception and have an accumulated deficit of $2,428,774 at September 30, 2014. Unless we begin generating significant revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

A major disadvantage of particleboard is that it is very prone to expansion and discoloration due to moisture, particularly when it is not covered with paint or another sealer. Accordingly, it is rarely used outdoors or places that have high levels of moisture.

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

RESULTS OF OPERATIONS

Revenues

We recognized revenues of $6,719 and $13,526 for the three and nine months ended September 30, 2014 respectively, and $-0- for the same periods in the prior year. These revenues were related to the sale of finished panels and core.

Cost of Goods Sold

We recognized cost of goods sold of $5,743 and $16,814 for the three and nine months ended September 30, 2014 respectively, and $-0- for the same periods in the prior year.

Operating Expenses

Our operating expenses consisted primarily of R&D fees incurred in the development of the Corruven technology associated with our Restated R&D Agreement with Corruven Canada, Inc. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs are included in these amounts.

The tables below provide information regarding operating expenses:

	The Three Months Ended September 30,			The Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
Research and development	$70,096	$79,880	$(9,784)	$622,113	$289,323	$332,790
Selling, general and administrative	$33,121	$20,595	$12,526	$72,079	$88,228	$(16,149)

For the three and nine months ended September 30, 2014, R&D fees incurred in the development of the Corruven technology totaled approximately $70,096 and $79,880, respectively, as compared to $622,113 and $289,323 incurred during the same periods in the prior year, respectively. Additionally, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs totaled approximately $33,121 and $20,595, for the three and nine months ended September 30, 2014, as compared to $72,079 and $88,228 incurred during same periods in the prior year, respectively.

Net Loss

Net losses attributable to common stockholders for the three and nine months ended September 30, 2014, were $(95,065) and $(673,777), respectively, or $(0.00) and $(0.03), respectively, per basic and diluted share, compared to net losses attributable to common stockholders for the three and nine months ended September 30, 2013, were $(102,838) and $(382,723), respectively, or $(0.00) and $(0.02), respectively, per basic and diluted share.

Capital Resources and Liquidity

Cash Flows

The following table provides information about our net cash flow for the nine months ended September 30, 2014 and 2013.

Net cash used in operating activities	$(713,574)	$(197,270)
Net cash used in investing activities	-	(177,818)
Net cash provided by financing activities	233,356	423,713
Effect of exchange rate changes on cash	(1,264)	(14,362)
Net Increase (Decrease) in Cash and Cash Equivalents	(481,482)	34,263
Cash and Cash Equivalents at Beginning of the Period	669,688	56,216
Cash and Cash Equivalents at End of the Period	$188,206	$90,479

Operating Activities

Net cash used in operating activities was $713,574 for the nine months ended September 30, 2014, as compared to $197,270 used in operating activities for the nine months ended September 30, 2013. The net cash used in operating activities was mainly due to general operations of our business, primarily used for research and development costs paid to Corruven Canada, Inc., and the reduction of our historical working capital debt.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $-0- and $177,818, respectively. The net used in investing activities during the nine months ended September 30, 2013 was due to the purchase of an industrial building, land and related building improvements.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $233,356 from the sale of Common Stock and Warrants and $423,713 from the sale of Common Stock and Warrants for the nine months ended September 30, 2013.

Need for Additional Capital

As of September 30, 2014 the Company had $188,206 cash on hand. We anticipate that this amount is not sufficient to satisfy our cash requirements for the following twelve months without additional funding. The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from the sale of securities. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern as we believe we will need substantial additional capital during the next 12 months on order to complete our business plan.

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

As indicated above, we believe that we may only have sufficient funds to complete the pilot Line of Production and continue business operations through March 31, 2015. It is anticipated that the Company may begin generating revenue by the end of 2014, however, there can be no assurance that the Company will be able to generate significant revenues by that date and, if in fact the Company does generate significant revenue, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Critical Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Company’s audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, prepaid expenses and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Other Receivables

Other receivables consist of HST receivables, which represent amounts paid by the Company to sales taxes authorities for initial payments of products and services made to Corruven Canada. Initial payments include a tax amount for all payments made, regardless of the nature of the expense. On a quarterly basis, the Company requests refunds from the tax authority for overpayments of sales taxes made which are related to non-taxable items. Amounts paid on non-taxable items are then refunded to the Company by the tax authority. At September 30, 2014 and December 31, 2013 these amounts were $9,395 and $4,708, respectively.

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

We generally provide for depreciation over the following estimated useful service lives. Additionally, if there are indicators that certain assets may be potentially impaired we will analyze such assets in accordance with the related GAAP standard. The estimated useful lives for significant property, plant and equipment categories are as follows:

Years
Equipment	5

Building and improvements	18

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. There was no stock based compensation issued for services during the nine months ended September 30, 2014 and 2013, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $1,264 and $14,362 for the nine months ended September 30, 2014 and 2013, respectively, have been reported as a component of comprehensive loss in the statement of stockholders’ equity. Translation gains or losses are shown as a separate component of stockholders’ equity.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2014, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. Such reasons for ineffectiveness are outlined below:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the quarter ended September 30, 2014, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could potentially result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

During our most recently completed fiscal quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

Not Applicable.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, the Company sold a total of 345,712 shares of common stock to investors for proceeds of $233,356. The common stock sold included 172,858 warrants to purchase 172,858 shares of common stock at a purchase price of $0.75 per share exercisable over a thirty six month period. The shares were subsequently issued on October 31, 2014, and were accordingly presented in our financial statements as subscriptions payable as of September 30, 2014.

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

ITEM 3.          DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.          REMOVED AND RESERVED

None.

ITEM 5.          OTHER INFORMATION

On October 16, 2014, we sold 20,000 shares of our common stock and warrants to purchase another 10,000 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor in exchange for proceeds of $13,500.

On October 20, 2014, we sold 74,075 shares of our common stock and warrants to purchase another 37,038 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor in exchange for proceeds of $50,000.

On October 20, 2014, we sold 6,730 shares of our common stock and warrants to purchase another 3,365 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor in exchange for proceeds of $4,542.

On October 24, 2014, we sold 20,000 shares of our common stock and warrants to purchase another 10,000 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor in exchange for proceeds of $13,500.

ITEM 6.          EXHIBITS

The following exhibits are included as part of this report.

Exhibit #	Description
3.1	Articles of Incorporation of Corruven, Inc. as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
3.2	Corporate Bylaws for Corruven, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.1	Intellectual Property License Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.2	Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.3	Amendment to Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.4	Amended and Restated Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ending June 30, 2014 filed with the Securities and Exchange Commission on August 19, 2014)
10.5	Industrial Lease Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.6	Sample Series A-100 Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.7	Sample Series A-200 Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.8	Sample Series A-300 Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.9	Sample Series A-400 Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2013)
10.10	Sample Series A-500 Warrant*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2014, to be signed on its behalf by the undersigned on November 18, 2014 thereunto duly authorized.

CORRUVEN, INC

By:	/s/ Alain Belanger
Alain Belanger
Chief Executive Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	Articles of Incorporation of Corruven, Inc. as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
3.2	Corporate Bylaws for Corruven, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.1	Intellectual Property License Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.2	Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.3	Amendment to Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.4	Amended and Restated Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ending June 30, 2014 filed with the Securities and Exchange Commission on August 19, 2014)
10.5	Industrial Lease Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.6	Sample Series A-100 Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.7	Sample Series A-200 Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.8	Sample Series A-300 Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.9	Sample Series A-400 Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2013)
10.10	Sample Series A-500 Warrant*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

