Form 10-K
period 2014-12-31
Corruven, Inc.
filed 2015-04-13
CIK 1485594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 000-29735

___________________________

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

Large accelerated filer ☐                                                                                    Accelerated filer ☐

Non-accelerated filer ☐                                                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of June 30, 2014 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,636,893.95 based on of the last price at which the Company sold its shares ($0.675 per share of common stock). Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock on June 30, 2014 amounting to approximately 14,041,674 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 13, 2015, there were 22,392,628 shares of our common stock issued and outstanding.

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

PART I

Item 1. Description of Business

Corruven, Inc. (“Corruven” or the “Company”) intends to develop and market a lightweight composite panel, the Corruven® composite panel (the “Corruven Composite Panel”), which we believe, when fully developed, will provide numerous advantages over conventional panels when used in applications including building materials, furniture components, transportation and in other potential industries and applications. As currently designed, the Corruven Composite Panels: (i) contain approximately 75% air making them extremely lightweight compared to other conventional panels; (ii) utilize approximately 25% of the raw material required to produce traditional panels (e.g.: FRP (“Fiberglass Reinforced Plastic”), Fiber Cement, MDF (“Medium Density Fiberboard”), HDF (“High Density Fiberboard”), OSB (“Oriented Stranded Board”), plywood, etc.); and (iii) use environmentally friendly formaldehyde-free glues which increase our distinction in the “green product” market.

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

We have had no revenue since our formation. There can be no assurance that we will complete the development of our product, and even if completed that the marketplace will generate any revenues. Further, there can be no assurance that even if revenues are generated, that those revenues will be sufficient to enable the Company to maintain its operations. The Company believes it will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. There can be no assurance that the Company will be able to raise additional capital.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, proceeds from the sale of Common Stock, Preferred Stock and extremely limited initial sales have provided the funds to support the Company's operations through approximately June 30, 2015. Accordingly, the Auditor's Report included in our audited financial statements for the years ending December 31, 2014 and December 31, 2013 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to fund our operations after June 30, 2015 and there can be no assurance that we will be able to raise any or all of the capital required. However, without further funding, we anticipate running out of cash after June 30, 2015, and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of our marketplace after June 30, 2015. We have generated limited revenues since our inception and have incurred net losses from operations since inception, resulting in an accumulated deficit of $2,545,503 as of December 31, 2014. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

Employees

We currently have three employees consisting of our management team of Alain Belanger, Conrad Belanger and Daniel Beauregard-Long. At the present time, none of our management team receives a salary from the Company. All other work that is not handled by our management is outsourced to qualified professionals and consultants as deemed necessary. We intend to hire employees and independent contract labor on an as needed basis. Following the completion of our Line of Production (defined below), we intend to maintain a highly competitive team of experienced and technically proficient employees and consultants and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which may be encouraged through a stock option plan, is helpful for attracting, retaining and motivating qualified personnel. While we have not yet adopted a stock option plan, however, we may do so in the future.

Item 1A. Risk Factors

Risks Related to Our Business

We have limited history.

We have very limited business operations. Our plans and businesses are “proposed” and “intended” but we may not be able to successfully implement them. As a growth-stage company we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. As a growth-stage company, our expected and future cash flows may be insufficient to meet expenses relating to our operations and the growth of our business, and may be insufficient to allow us to develop new and existing products. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our projects. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis. We are only begging to commercially market our product and we cannot be certain that we will ever be able to develop, manufacture, market or sell any product.

There is substantial doubt as to whether our Company can continue as a going concern.

We have generated limited revenues since our inception and have incurred substantial losses. As of December 31, 2014, we have an accumulated deficit of $2,545,503 and net cash used in operations of $842,991. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. Our business plans estimate that we will need to raise additional capital to fund our operations going forward and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

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

Mr. Alain Belanger, our Chief Executive Officer and a Director, will control approximately 52.71% of our issued and outstanding common stock and 100% of our Series A Preferred Stock. Accordingly, Mr. Belanger will be able to control the election of directors and all other matters subject to stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, even if this change in control would benefit stockholders.

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

Our bylaws allow the Board to issue Common Stock and Preferred Stock without stockholder approval. Currently, the Board is authorized to issue a total of 95,000,000 shares of Common Stock, of which 22,392,628 have been issued or reserved for issuance as of the date of this filing. In addition, the Board is authorized to issue up to 5,000,000 preferred shares, of which 100,000 shares are issued and outstanding as of the date of this filing. We may issue additional shares of Common Stock which could result in further dilution. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of the existing stockholders will be reduced. We are authorized to issue more shares of Common Stock and Preferred Stock. We have the right to raise additional capital or incur borrowings from third parties to finance our business. Our Board has the authority, without the consent of any of the stockholders, to cause us to issue more shares or our Common Stock and shares of our Preferred Stock at such price and on such terms and conditions as are determined by the Board in our sole discretion. The issuance of additional shares of capital stock by us would dilute the stockholders’ ownership in us.

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

As of April 13, 2015, there were approximately 140 holders of record of our common stock.

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

The Company has 95,000,000 authorized shares of $0.001 par value Common Stock, of which 22,392,628 and 21,926,111 shares were issued and outstanding at December 31, 2014 and 2013, respectively.

Common Stock Issuances (2014)

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

On October 20, 2014, we sold 74,075 shares of our common stock and warrants to purchase another 37,038 shares, exercisable at $0.75 per share over a thirty six month period, to one of our directors, a qualified investor pursuant to a unit offering in exchange for proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 16, 2014, we sold 20,000 shares of our common stock and warrants to purchase another 10,000 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $13,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 29, 2014, we sold 3,704 shares of our common stock and warrants to purchase another 1,852 shares, exercisable at $0.75 per share over a thirty six month period, to our VP of Business Development, a qualified investor pursuant to a unit offering in exchange for proceeds of $2,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 23, 2014, we sold 2,000 shares of our common stock and warrants to purchase another 1,000 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $1,350. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 29, 2014, we sold 134,289 shares of our common stock and warrants to purchase another 67,145 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $90,646. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 29, 2014, we sold 134,289 shares of our common stock and warrants to purchase another 67,145 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $90,645. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 29, 2014, we sold 13,493 shares of our common stock and warrants to purchase another 6,747 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $9,108. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 29, 2014, we sold 13,493 shares of our common stock and warrants to purchase another 6,747 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $9,107. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 29, 2014, we sold 22,222 shares of our common stock and warrants to purchase another 11,111 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $15,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 29, 2014, we sold 22,222 shares of our common stock and warrants to purchase another 11,111 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $15,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

Common Stock Issuances (2013)

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

During December 2013, the Company and 671530 N.B. Inc., a New Brunswick corporation entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, 671530 N.B. Inc. purchased a total of 1,100,000 shares of the Company’s common stock and warrants to purchase up to 1,100,000 shares of Common Stock at $0.75 per shares for a total purchase price of $660,000. The Warrants expire on December 6, 2018.

Warrants Granted (2014)

On October 24, 2014, the Company issued warrants to purchase 10,000 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $13,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 20, 2014, the Company issued warrants to purchase 3,365 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $4,542. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 20, 2014, the Company issued warrants to purchase 37,038 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 16, 2014, the Company issued warrants to purchase 10,000 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $13,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

The relative fair value of the warrants attached to the common stock issued in 2014 was estimated at the date of grant using the Black-Scholes Options Pricing Model. The relative fair value of the warrants attached to the common stock issued in 2014 is $59,311 and the relative fair value of the common stock is $255,587 as of the grant date. The Black-Sholes Options Pricing Model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.76-1.06%; expected volatility of 218-226%, and warrant term of 3 years.

Warrants Granted (2013)

During the year ended December 31, 2013, the Company granted 651,582 common shares to investors for proceeds of $423,713. The common stock granted included: 325,799 Series A-100 warrants to purchase 325,799 shares of common stock at $0.65 per share, exercisable over thirty six months from the date of grant; 162,892 Series A-200 warrants to purchase 162,892 shares of common stock at $1.25 per share, exercisable over thirty six months from the date of grant; and 162,892 Series A-300 warrants to purchase 162,892 shares of common stock at $1.75 per share, exercisable over forty eight months from the date of grant.

On December 6, 2013, the Company issued a total of 1,100,000 shares of the Company’s common stock and warrants to purchase up to 1,100,000 shares of common stock at $0.75 per share, exercisable over sixty months from the date of grant.

The relative fair value of the warrants attached to the common stock issued in 2013 was estimated at the date of grant using the Black-Scholes Options Pricing Model. The relative fair value of the warrants attached to the common stock issued in 2013 is $383,829 and the relative fair value of the common stock is $699,694 as of the grant date. The Black-Scholes Options Pricing Model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.38-1.51%; expected volatility of 273-1,003%, and warrant term of 3-5 years.

Warrants Expired

A total of 7,500 and -0- warrants expired during the years ended December 31, 2014 or 2013, respectively. The expired warrants during the year ended December 31, 2014, carried weighted average exercise prices of $0.85 per share.

Warrants Exercised

No warrants were exercised during the years ended December 31, 2014 or 2013.

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

Overview

Corruven, Inc. intends to develop and market a lightweight composite panel, the Corruven® composite panel (the “Corruven Composite Panel”), which we believe, when fully developed, will provide numerous advantages over conventional panels when used in applications including building materials, furniture components, transportation and in other potential industries and applications. As currently designed, the Corruven Composite Panels: (i) contain approximately 75% air making them extremely lightweight compared to other conventional panels; (ii) utilize approximately 25% of the raw material required to produce traditional panels (e.g.: FRP (“Fiberglass Reinforced Plastic”), Fiber Cement, MDF (“Medium Density Fiberboard”), HDF (“High Density Fiberboard”), OSB (“Oriented Stranded Board”), plywood, etc.); and (iii) use environmentally friendly formaldehyde-free glues which increase our distinction in the “green product” market.

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

We are a business that has had extremely limited revenue from our initial sales since our formation. There can be no assurance that we will complete the development of our product, and even if completed that the marketplace will generate any revenues. Further, there can be no assurance that even if more substantial revenues are generated, that those revenues will be sufficient to enable the Company to maintain its operations. The Company believes it will need to secure additional financing in the future to continue to develop the product, attract customers, and start generating revenues. There can be no assurance that the Company will be able to raise additional capital.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, proceeds from the sale of Common Stock, Preferred Stock and extremely limited initial sales have provided the funds to support the Company's operations through approximately June 30, 2015. Accordingly, the Auditor's Report included in our audited financial statements for the years ending December 31, 2014 and December 31, 2013 included language raising doubt about our ability to continue as a going concern. Our business plans estimate that we will need to raise additional capital to fund our operations after June 30, 2015 and there can be no assurance that we will be able to raise any or all of the capital required. However, without further funding, we anticipate running out of cash after June 30, 2015, and accordingly our current cash balances will not be sufficient to fund our operating expenses and the continued development of our marketplace after June 30, 2015. We have generated limited revenues since our inception and have incurred net losses of $790,506 and $477,818 for the years ended December 31, 2014 and 2013, respectively, and used net cash in operations of $842,991 and $274,216 for the years ended December 31, 2014 and 2013, respectively. Unless we begin generating revenues in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability. We expect to continue to incur losses for the foreseeable future. In order to achieve profitable operations we need to generate significant revenues. We cannot be certain that our business strategies will be successful or that will we generate significant revenues and become profitable. As such, we believe we will need to obtain additional public or private equity financings or debt financings in order to continue operations.

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

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013:

	For the Years Ended
	December 31,		Increase /
	2014	2013	(Decrease)
Revenues	$31,701	$-	$31,701
Cost of goods sold	(26,660)	-	26,660
Gross Profit	5,041	-	5,041

Research and development	713,950	385,764	328,186
Selling, general and administrative	105,452	110,907	(5,455)

Total operating expenses	819,402	496,671	322,731

Net operating loss	(814,361)	(496,671)	317,690

Total other income (expense)	23,855	18,853	5,002

Net loss	$(790,506)	$(477,818)	$312,688

Revenues

For year ended December 31, 2014, we recognized only $31,701 in total revenues, of which $11,759 was generated from related parties. We had no sales for the comparative year ended December 31, 2013. We do not expect to begin generating substantial revenues until we complete our pilot Line of Production and begin offering our product and services on a larger scale.

Cost of Goods Sold

For year ended December 31, 2014, we incurred $26,660 in costs of goods sold from related parties, resulting in gross profit of $5,041. We had no cost of goods sold for the comparative year ended December 31, 2013.

Research and Development

Research and development expenses were $713,950 for the year ended December 31, 2014, compared to $385,764 for the year ended December 31, 2013, an increase of $328,186, or 85%. The expenses consisted of the continued research and development costs related to the development of our corrugated panels.

Selling, General and Administrative

Selling, general and administrative expenses consisting primarily of marketing, professional fees, travel, and other miscellaneous corporate costs, which totaled approximately $105,452 during the year ended December 31, 2014, compared to $110,907 during the year ended December 31, 2013, a decrease of $5,455, or 5%. Selling, general and administrative expenses decreased primarily due to efficiencies realized in our professional fees during the year ended December 31, 2014.

Net Operating Loss

Net operating loss for the year ended December 31, 2014 was $814,361, compared to a net operating loss of $496,671 for the year ended December 31, 2013, an increase of $316,690, or 64%. Net operating loss increased, as set forth above, primarily due to increased research and development costs related to the continued development our corrugated panels.

Other Income and Expenses

For the year ended December 31, 2014, the Company recognized $23,855 in other total other income on a net basis, compared to other income on a net basis of $18,853 during the year ended December 31, 2013, an increase of $5,002, or 27%. Other income consisted primarily of rental income from related parties, which increased by $10,578, or 54%, to $30,000 during the year ended December 31, 2014, from $19,422 during the year ended December 31, 2013. Other income, including grant income and interest income was minimal and decreased by $3,025, or 69%, to $1,349 during the year ended December 31, 2014, from $4,374 during the year ended December 31, 2013. The Company also incurred interest expense totaling $7,494 for the year ended December 31, 2014, compared to $4,943 for the year ended December 31, 2013, an increase of $2,551, or 52%. Interest expense increased due to our property mortgage that originated on April 29, 2013 being outstanding for the full year in 2014.

Net Loss

Net losses attributable to common stockholders for the year ended December 31, 2014 were $(790,506), or $(0.04) per share, compared to net losses attributable to common stockholders for the year ended December 31, 2013 of $(477,818), or $(0.02) per share, an increase of $312,688, or 65%. Net loss increased, as set forth above, primarily due to increased research and development costs related to the continued development our corrugated panels.

Capital Resources and Liquidity

Cash Flows

The following table provides information about our net cash flow for the years ending December 31, 2014 and 2013.

	Year Ended
Cash Flow	December 31,
	2014	2013
Net cash used in operating activities	$(842,991)	$(274,216)
Net cash used in investing activities	-	(171,415)
Net cash provided by financing activities	314,898	1,083,713
Effect of exchange rate changes on cash	(23,824)	(24,610)
Net increase in cash	(551,917)	613,472
Cash at beginning of the period	669,688	56,216
Cash at end of the period	$117,771	$669,688

Operating Activities

Net cash used in operating activities was $842,991 for the year ended December 31, 2014, as compared to $274,216 used in operating activities during the prior year, and increase of $568,775. The increased net cash used in operating activities was primarily due to general operations of our business, and payments for research and development costs paid to Corruven Canada, Inc., which were $713,950 during the year ended December 31, 2014, compared to $312,945 paid during the year ended December 31, 2013, an increase of $401,005.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $-0-, as compared to $171,415 used in investing activities during the prior year. The net cash used in investing activities was due to the purchase of an industrial building, land and related building improvements during the year ended December 31, 2013.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 and 2013, was $314,898 and $1,083,713, respectively. The net cash received from financing activities from both years was attributable to aggregate proceeds received from the sale of Common Stock and Warrants.

Need for Additional Capital

As of December 31, 2014 the Company had $117,771 cash on hand. We anticipate that this amount is not sufficient to satisfy our cash requirements for the following six months without additional funding. The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from the sale of securities. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern as we believe we will need substantial additional capital during the next six months on order to complete our business plan.

During the subsequent twelve month period, the Company believes that it will expend funds primarily on the completion of the Line of Production equipment, with additional potentially substantial costs associated with being a reporting company under the Exchange Act, including legal, accounting and audit costs. Although the Company hopes it will begin generating substantial revenues during the year ending 2015, management does not believe that such revenues will provide sufficient capital to sustain its current and execute its proposed operations for the next twelve month period without raising additional capital. Accordingly, we expect that we will require additional funding through additional equity and/or debt financings. Although the Company has been able to historically raise capital sufficient to continue its R&D, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

As indicated above, we believe that we may only have sufficient funds to complete the pilot Line of Production and continue business operations through June 30, 2015. It is anticipated that the Company may begin generating more substantial revenues by June 30, 2015, however, there can be no assurance that the Company will be able to generate these revenues by that date and, if in fact the Company does generate revenue, that such revenues would be sufficient to sustain or grow the operations. It is therefore anticipated that the Company will need additional capital in order to continue operations.

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

Off Balance Sheet Arrangements

None.

Going Concern

Language regarding the Company's ability to continue as a going concern has been included in the Auditor's Report included in our audited financial statements for the years ending December 31, 2014 and December 31, 2013. The accompanying financial statements have been prepared assuming we will continue as a going concern. We have had substantial operating losses for the past years and are despite limited recent revenues, we are dependent upon outside financing to continue operations. If we are not successful in generating sufficient liquidity from Company operations or in raising sufficient capital resources, on terms acceptable to us, this would have a material adverse effect on the Company's business, results of operations, liquidity and financial condition. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise necessary funds from shareholders to satisfy the expense requirements of the Company.

Critical Accounting Policies

Basis of Presentation

Our financial statements are prepared using the accrual method of accounting as generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC).

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

Reclassifications

In the current year, the Company separately classified research and development costs from selling, general and administrative expenses in the statements of operations. For comparative purposes, amounts in prior periods have been reclassified to conform to current year presentation.

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

Other Receivables

Other receivables consist of HST receivables, which represent amounts paid by the Company to sales taxes authorities for initial payments of products and services made to Corruven Canada. Initial payments include a tax amount for all payments made, regardless of the nature of the expense. On a quarterly basis, the Company requests refunds from the tax authority for overpayments of sales taxes made which are related to non-taxable items. Amounts paid on non-taxable items are then refunded to the Company by the tax authority. At December 31, 2014 and 2013 these amounts were $12,755 and $4,708, respectively.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. There was no stock based compensation issued for services during the years ended December 31, 2014 and 2013, respectively.

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $23,824 and $24,610 for the years ended December 31, 2014 and 2013, respectively, have been reported as a component of comprehensive loss in the statement of stockholders’ equity. Translation gains or losses are shown as a separate component of stockholders’ equity.

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

CORRUVEN, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Corruven, Inc.

Carlsbad, California

We have audited the accompanying balance sheets of Corruven, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corruven, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 13, 2015

CORRUVEN, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$117,771	$669,688
Amounts due from related parties	-	7,924
Accounts receivable	10,510	-
Other receivables	12,755	4,708
Deposits	4,310	4,675
Total current assets	145,346	686,995

Property, plant and equipment, net of accumulated depreciation of $23,522 And $10,313, respectively	246,738	282,812

Total assets	$392,084	$969,807

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable, related parties	$12,473	$82,531
Accounts payable	23,154	28,573
Current maturities of note payable, net of discount of $4,625 and $-0-, respectively	60,025	-
Total current liabilities	95,652	111,104

Note payable, net of current maturities and discount of $1,040 and $13,493, respectively	63,614	126,453

Total liabilities	159,266	237,557

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 100,000 shares issued and outstanding	100	100
Common stock, $0.001 par value, 95,000,000 shares authorized,22,392,628 and 21,926,111 shares issued and outstanding at December 31, 2014 and 2013, respectively	22,393	21,926
Additional paid in capital	2,823,923	2,509,492
Accumulated other comprehensive income	(68,095)	(44,271)
Accumulated deficit	(2,545,503)	(1,754,997)
Total stockholders' equity (deficit)	232,818	732,250

Total liabilities and stockholders' equity (deficit)	$392,084	$969,807

The accompanying notes are an integral part of these financial statements.

CORRUVEN, INC.
STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2014	2013
Revenues:
Product revenues	$19,942	$-
Product revenues, related party	11,759	-
Total revenues	31,701	-
Cost of goods sold, related party	(26,660)	-
Gross profit	5,041	-

Operating expenses:
Research and development	713,950	385,764
Selling, general and administrative	105,452	110,907
Total operating expenses	819,402	496,671

Net operating loss	(814,361)	(496,671)

Other income (expense):
Interest income	-	4
Interest expense	(7,494)	(4,943)
Other income	1,349	4,370
Rental income, related party	30,000	19,422
Total other income (expense)	23,855	18,853

Net loss	$(790,506)	$(477,818)

Other comprehensive income:
Loss on foreign currency translation	$(23,824)	$(24,610)

Net other comprehensive loss	$(814,330)	$(502,428)

Weighted average number of common shares outstanding - basic and fully diluted	22,007,718	20,629,111

Net loss per share - basic and fully diluted	$(0.04)	$(0.02)

The accompanying notes are an integral part of these financial statements.

CORRUVEN, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity (Deficit)

Balance, December 31, 2012	100,000	$100	20,058,646	$20,059	$1,352,322	$75,324	$(19,661)	$(1,277,179)	$150,965

Units of common stock and warrants sold for cash	-	-	1,867,465	1,867	1,157,170	(75,324)	-	-	1,083,713

Loss on foreign currency translation	-	-	-	-	-	-	(24,610)	-	(24,610)

Net loss	-	-	-	-	-	-	-	(477,818)	(477,818)

Balance, December 31, 2013	100,000	$100	21,926,111	$21,926	$2,509,492	$-	$(44,271)	$(1,754,997)	$732,250

Units of common stock and warrants sold for cash	-	-	466,517	467	314,431	-	-	-	314,898

Loss on foreign currency translation	-	-	-	-	-	-	(23,824)	-	(23,824)

Net loss	-	-	-	-	-	-	-	(790,506)	(790,506)

Balance, December 31, 2014	100,000	$100	22,392,628	$22,393	$2,823,923	$-	$(68,095)	$(2,545,503)	$232,818

The accompanying notes are an integral part of these financial statements.

CORRUVEN, INC.
STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(790,506)	$(477,818)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	14,877	10,711
Accretion of debt discount	7,494	4,943
Decrease (increase) in assets:
Amounts due from related parties	7,924	(7,924)
Accounts receivable	11,027	-
Other receivables	(7,729)	88,030
Deposits	-	-
Increase (decrease) in liabilities:
Accounts payable, related parties	(69,141)	72,632
Accounts payable	(16,937)	35,210
Net cash used in operating activities	(842,991)	(274,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of buildings and land	-	(171,415)
Net cash used in investing activities	-	(171,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	314,898	1,083,713
Net cash provided by financing activities	314,898	1,083,713

Effect of exchange rate changes on cash and cash equivalents	(23,824)	(24,610)

NET CHANGE IN CASH	(551,917)	613,472
CASH AT BEGINNING OF PERIOD	669,688	56,216

CASH AT END OF PERIOD	$117,771	$669,688

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable exchanged for purchase of building	$-	$121,685
Value of shares issued for stock subscription	$-	$75,324

The accompanying notes are an integral part of these financial statements.

Corruven, Inc.

Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Corruven, Inc. (“the Company”) was incorporated in the State of Nevada on January 4, 2010 (“Inception”). The Company develops and markets a lightweight composite panel, Corruven, fabricated mainly from rotary veneer providing numerous advantages for various applications in different construction sectors.

Basis of Presentation

Our financial statements are prepared using the accrual method of accounting as generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC).

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

Reclassifications

In the current year, the Company separately classified research and development costs from selling, general and administrative expenses in the statements of operations. For comparative purposes, amounts in prior periods have been reclassified to conform to current year presentation.

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

Corruven, Inc.

Notes to Financial Statements

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Other Receivables

Other receivables consist of HST receivables, which represent amounts paid by the Company to sales taxes authorities for initial payments of products and services made to Corruven Canada. Initial payments include a tax amount for all payments made, regardless of the nature of the expense. On a quarterly basis, the Company requests refunds from the tax authority for overpayments of sales taxes made which are related to non-taxable items. Amounts paid on non-taxable items are then refunded to the Company by the tax authority. At December 31, 2014 and 2013 these amounts were $12,755 and $4,708, respectively.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. There was no stock based compensation issued for services during the years ended December 31, 2014 and 2013, respectively.

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

Corruven, Inc.

Notes to Financial Statements

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company uses the United States dollar for financial reporting purposes. Assets and liabilities of foreign operations are translated using current rates of exchange prevailing at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transaction occurred. Statement of operations amounts are translated at average rates in effect for the reporting period. The foreign currency translation adjustment loss of $23,824 and $24,610 for the years ended December 31, 2014 and 2013, respectively, have been reported as a component of comprehensive loss in the statement of stockholders’ equity. Translation gains or losses are shown as a separate component of stockholders’ equity.

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

Corruven, Inc.

Notes to Financial Statements

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has minimal revenues and incurred net losses from operations since inception, resulting in an accumulated deficit of $2,545,503 as of December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Parties

Common Stock Issuances (2014)

On October 20, 2014, we sold 74,075 shares of our common stock and warrants to purchase another 37,038 shares, exercisable at $0.75 per share over a thirty six month period, to one of our directors, a qualified investor pursuant to a unit offering in exchange for proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 29, 2014, we sold 3,704 shares of our common stock and warrants to purchase another 1,852 shares, exercisable at $0.75 per share over a thirty six month period, to our VP of Business Development, a qualified investor pursuant to a unit offering in exchange for proceeds of $2,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

Product sales, Groupe Regenord, Inc.

The Company recorded revenues related to the sale of products to Groupe Regenord, Inc. during the year ended December 31, 2014, totaling $6,000. Groupe Regenord, Inc. made payments to the Company totaling $6,000 during the year ended December 31, 2014, and no amounts were due from Groupe Regenord, Inc. at December 31, 2014. Groupe Regenord, Inc. is a company in which Alain Belanger, the Company's CEO and majority shareholder, owns a majority stake.

Corruven, Inc.

Notes to Financial Statements

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

The following represents payments the Company has made to Corruven Canada through December 31, 2014:

Amount
Paid
2014	$713,950
2013	312,945
2012	647,651
2011	463,738
2010	150,000
Total	$2,288,284

The amounts paid in 2010 of $150,000 were applied to the accrual of and balance due at January 5, 2013. Due to the June 30, 2014 amendment, there are no longer any liabilities for amounts due under this agreement.

Cost of Goods Sold, Corruven Canada, Inc.

The Company is a sales and research company with exclusive commercialization rights over the Corruven® technology. The Company does not maintain inventory on hand. The Company currently purchases finished panels and/or core from Corruven Canada, Inc. and resells it without holding the inventory. Currently, all manufacturing operations and inventory are manufactured and held by Corruven Canada, Inc. The Company made purchases related to products sold totaling $26,660 during the year ended December 31, 2014.

Lease Agreement, Corruven Canada, Inc.

Effective May 1, 2013, the Company entered into a lease agreement with Corruven Canada, Inc., a related party, wherein the Company leased a portion of industrial space at the Property to Corruven Canada, Inc. The lease agreement terminates on May 1, 2015, and Corruven Canada, Inc. is required to pay $30,000 per year in base rent to the Company. Rental income related to this lease agreement is classified as other income on the accompanying unaudited statement of operations. The Company is due $-0- under this agreement at December 31, 2014.

Corruven, Inc.

Notes to Financial Statements

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2014 and 2013, respectively:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$117,771	$-	$-
Total assets	117,771	-	-
Liabilities
Note payable, net of discount of $5,665	-	123,639	-
Total liabilities	-	123,639	-
	$117,771	$(123,639)	$-

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$669,688	$-	$-
Total assets	669,688	-	-
Liabilities
Note payable, net of discount of $13,493	-	126,453	-
Total liabilities	-	126,453	-
	$669,688	$(126,453)	$-

The fair value of our note payable is deemed to approximate book value, and is considered a Level 2 input as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended December 31, 2014 and 2013.

Corruven, Inc.

Notes to Financial Statements

Note 5 – Property, Plant and Equipment

Property, plant and equipment, as adjusted for foreign currency translations, consist of the following at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Building and improvements	$254,823	$276,382
Land	15,437	16,743
	270,260	293,125
Less: accumulated depreciation	(23,522)	(10,313)
	$246,738	$282,812

Depreciation expense totaled $14,877 and $10,711 for the years ended December 31, 2014 and 2013, respectively.

Note 6 – Note Payable

Note payable consists of the following at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013

Effective April 29, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire an industrial building located at 355 Chemin du Pouvoir, Edmundston, New Brunswick, Canada (the “Property”). The total purchase price of the Property was $300,000 CAD. The Company made an initial deposit related to the Purchase Agreement on March 26, 2013, totaling $25,000 CAD, and $125,000 CAD was paid on April 29, 2013. Half of the remaining balance of $150,000 CAD is due on March 29, 2015 and the other half is due on March 29, 2016. The amounts due under the Purchase Agreement are non-interest bearing. The Purchase Agreement contains a negative covenant that restricts the Company from taking out an additional mortgage on the Property of more than 80% of the Property’s market value, if the Property‘s market value is less than $750,000 CAD. The Company applied an effective interest rate of 5.95% to the amount due under the Purchase Agreement, and recorded a discount of $19,235 related to the amount due. The Company recorded the purchase of the Property at cost, and capitalized approximately $33,361 CAD in additional expenses related to conditioning the Property for use. The Company estimates an 18 year useful life. The Company estimated land associated with Purchase Agreement and the Property to be valued at $17,908 CAD.	$129,304	$140,239

Less: current portion of unamortized debt discounts	(4,625)	-
Less: current portion, net discounts of $4,625 and $-0-, respectively	(60,025)	-
Less: unamortized debt discounts	(1,040)	(13,786)

Note payable, less current portion, net discounts of $1,040 and $13,786, respectively	$63,614	$126,453

The Company recorded interest expense in the amount of $7,494 and $4,943 related to the amortization of the debt discount for the years ended December 31, 2014 and 2013, respectively.

Corruven, Inc.

Notes to Financial Statements

Note 7 – Stockholders’ Equity (Deficit)

Series A Preferred Stock

The Company has 5,000,000 authorized shares of Preferred Stock, of which 100,000 shares of $0.001 par value Series A Preferred Stock were issued and outstanding at December 31, 2014 and 2013, respectively. The Series A Preferred Stock have voting rights to vote as a single class upon any matter submitted to the stockholders. The Series A shareholder shall have such number of votes as is determined by multiplying: (a) the number of shares of Series A Preferred Stock held by such shareholder; (b) the sum of the number of issued and outstanding shares of Series A Preferred Stock, any other series of preferred and Common Stock on a fully diluted basis; and (c) 0.000006. The Series A Preferred Stock has no conversion, dividend, or liquidation rights.

Common Stock

The Company has 95,000,000 authorized shares of $0.001 par value Common Stock, of which 22,392,628 and 21,926,111 shares were issued and outstanding at December 31, 2014 and 2013, respectively.

Common Stock Issuances (2014)

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

On October 20, 2014, we sold 74,075 shares of our common stock and warrants to purchase another 37,038 shares, exercisable at $0.75 per share over a thirty six month period, to one of our directors, a qualified investor pursuant to a unit offering in exchange for proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 16, 2014, we sold 20,000 shares of our common stock and warrants to purchase another 10,000 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $13,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 29, 2014, we sold 3,704 shares of our common stock and warrants to purchase another 1,852 shares, exercisable at $0.75 per share over a thirty six month period, to our VP of Business Development, a qualified investor pursuant to a unit offering in exchange for proceeds of $2,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 23, 2014, we sold 2,000 shares of our common stock and warrants to purchase another 1,000 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $1,350. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 29, 2014, we sold 134,289 shares of our common stock and warrants to purchase another 67,145 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $90,646. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 29, 2014, we sold 134,289 shares of our common stock and warrants to purchase another 67,145 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $90,645. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

Corruven, Inc.

Notes to Financial Statements

On September 29, 2014, we sold 13,493 shares of our common stock and warrants to purchase another 6,747 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $9,108. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 29, 2014, we sold 13,493 shares of our common stock and warrants to purchase another 6,747 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $9,107. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 29, 2014, we sold 22,222 shares of our common stock and warrants to purchase another 11,111 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $15,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

On September 29, 2014, we sold 22,222 shares of our common stock and warrants to purchase another 11,111 shares, exercisable at $0.75 per share over a thirty six month period, to a qualified investor pursuant to a unit offering in exchange for proceeds of $15,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 31, 2014.

Common Stock Issuances (2013)

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

During December 2013, the Company and 671530 N.B. Inc., a New Brunswick corporation entered into a Subscription Agreement (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, 671530 N.B. Inc. purchased a total of 1,100,000 shares of the Company’s common stock and warrants to purchase up to 1,100,000 shares of Common Stock at $0.75 per shares for a total purchase price of $660,000. The Warrants expire on December 6, 2018.

Note 8 – Warrants

Warrants Granted (2014)

On October 24, 2014, the Company issued warrants to purchase 10,000 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $13,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 20, 2014, the Company issued warrants to purchase 3,365 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $4,542. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 20, 2014, the Company issued warrants to purchase 37,038 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 16, 2014, the Company issued warrants to purchase 10,000 shares of common stock, exercisable at $0.75 per share over a thirty six month period pursuant to a unit offering in exchange for proceeds of $13,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Corruven, Inc.

Notes to Financial Statements

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

The relative fair value of the warrants attached to the common stock issued in 2014 was estimated at the date of grant using the Black-Scholes Options Pricing Model. The relative fair value of the warrants attached to the common stock issued in 2014 is $59,311 and the relative fair value of the common stock is $255,587 as of the grant date. The Black-Sholes Options Pricing Model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.76-1.06%; expected volatility of 217-226%, and warrant term of 3 years.

Warrants Granted (2013)

During the year ended December 31, 2013, the Company granted 651,582 common shares to investors for proceeds of $423,713. The common stock granted included: 325,799 Series A-100 warrants to purchase 325,799 shares of common stock at $0.65 per share, exercisable over thirty six months from the date of grant; 162,892 Series A-200 warrants to purchase 162,892 shares of common stock at $1.25 per share, exercisable over thirty six months from the date of grant; and 162,892 Series A-300 warrants to purchase 162,892 shares of common stock at $1.75 per share, exercisable over forty eight months from the date of grant.

On December 6, 2013, the Company issued a total of 1,100,000 shares of the Company’s common stock and warrants to purchase up to 1,100,000 shares of common stock at $0.75 per share, exercisable over sixty months from the date of grant.

The relative fair value of the warrants attached to the common stock issued in 2013 was estimated at the date of grant using the Black-Scholes Options Pricing Model. The relative fair value of the warrants attached to the common stock issued in 2013 is $383,829 and the relative fair value of the common stock is $699,694 as of the grant date. The Black-Scholes Options Pricing Model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 0.38-1.51%; expected volatility of 273-1,003%, and warrant term of 3-5 years.

Warrants Expired

A total of 7,500 and -0- warrants expired during the years ended December 31, 2014 or 2013, respectively. The expired warrants during the year ended December 31, 2014, carried weighted average exercise prices of $0.85 per share.

Corruven, Inc.

Notes to Financial Statements

Warrants Exercised

No warrants were exercised during the years ended December 31, 2014 or 2013.

The following is a summary of activity of outstanding common stock warrants:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life

Balance, December 31, 2012	1,188,041	$1.12	1.06
Warrants granted	1,751,583	0.87	2.98
Warrants expired	-	-	-
Warrants cancelled	-	-	-
Warrants exercised	-	-	-

Balance, December 31, 2013	2,939,624	1.12	4.04
Warrants granted	233,261	0.75	2.74
Warrants expired	(7,500)	(0.32)	-
Warrants cancelled	-	-	-
Warrants exercised	-	-	-

Balance, December 31, 2014	3,165,385	$0.96	2.15

Exercisable, December 31, 2014	3,165,385	$0.96	2.15

Note 9 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2014 and 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014, and December 31, 2013, the Company had approximately $2,562,000 and $1,716,000 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$896,700	$600,649

Net deferred tax assets before valuation allowance	$896,700	$600,649
Less: Valuation allowance	(896,700)	(600,649)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at and December 31, 2014 and 2013, respectively.

Corruven, Inc.

Notes to Financial Statements

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and state statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2014	2013

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 10 – Subsequent Events

The Company has evaluated subsequent events from December 31, 2014 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2014, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There have been no changes in our internal control over financial reporting during the fiscal year ending 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The Directors and executive officers of Corruven, Inc., as of the date of this filing are set forth below:

Name	Position

Alain Belanger	Chief Executive Officer, Director

Daniel Beauregard-Long	Secretary and Director

Conrad Belanger	Chief Financial Officer

Patrick J. Durepos	Director

Raymond Ouellette	Director

Thomas Soucy	Director

Maurice Guitton	Director

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

Conrad Belanger, Interim Chief Financial Officer

Mr. Conrad Belanger is our interim Chief Financial Officer. Mr. Belanger had been the financial controller of Regenord, Ltd., a forest management company, from 1998 to 2003. From 1990 to 1998, Mr. Belanger was the financial controller of J’MiralU.S. Inc. which operated four McDonald’s stores in Maine and New Brunswick. Mr. Belanger worked for Fraser Papers, Inc. from 1951 to 1990, including seventeen years as manager of internal audit with a focus on operational and financial functions. In addition, from 1993 to 2001, Mr. Belanger was president of the Investment Committee of the Caisse Populaire Acadiennes. Mr. Belanger graduated with a Bachelor of Commerce at Université Sacré-Coeur in New Brunswick and brings to our management team a comprehensive experience in financial reporting and accounting. Mr. Conrad Belanger is the uncle of Alain Belanger, our Chief Executive Officer and Director.

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

Raymond Ouellette, Director

Mr. Ouellette is one of our Directors. Mr. Ouellette founded Novatech Group in 1982 and held the position of President from 1982 to 2011, and has held the position of Chairman from 2011 to present. Novatech Group is a global window and door manufacturing company based in Quebec, Canada with 450 employees, 10 divisions, and sales in North America, Europe, and Africa. From 1978 to 1982, Mr. Ouellette was the General Manager of Unik Industries Ltd, a door and molding manufacturer. From 1974 to 1976, Mr. Ouellette was the General Manager of Industries Philias Flamand Ltd, a window and door manufacturer. From 2009 to present, Mr. Ouellette has sat on the board of PPD Group. From 2012 to present, he has sat on the board of Norbec and The County of Shefford Agricultural Society. From 1999 to 2011, he served on the board of Dutailier. He also served on the board of Orientech from 2007 to 2011. Mr. Ouellette graduated with an engineering degree from the Technical University of Nova Scotia (now Dalhousie University) and an MBA from the University of Sherbrooke. Mr. Ouellette brings to our Board significant experience in manufacturing, international sales, and negotiations.

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

Maurice Guitton, Director

Mr. Guitton is one of our Directors. From 2012 to present, Mr. Guitton has been the President of Versa Tech Consulting, Ltd., a small and medium enterprise (SME) consulting company with a focus on product development and continuous improvement. From 1987 to 2011, Mr. Guitton has held positions with Composites Atlantic, Ltd., including President and Chief Executive Officer from 2004 to 2011. A subsidiary of the European Aeronautics Defense and Space (EADS) SOGERMA Group, Composites Atlantic, Ltd. is a manufacturing company of advanced composites for the aeronautic, space, and defense industries with approximately $50M in annual revenue. Mr. Guitton has also held the position of director of the manufacturing division of Rossignol Skis working with the company from 1967 to 1987. Mr. Guitton was responsible for putting in place a manufacturing division and multiple plants for Rossignol Skis in North America. From 2004 to present, Mr. Guitton has been President and founder of the French Chamber of Commerce Atlantic Region. From 1995 to 2003, Mr. Guitton sat on the board of EADS Canada Ltd., a $450M annual revenue division of the European EADS Group. Mr. Guitton studied in mechanics, industrial design, and management at various institutions in France including E.N.P., F.P.A., and B.T.S. Mr. Guitton has developed significant experience in starting new manufacturing plants and product development, in addition to his top management experience in the composite industry which brings significant value to our Board.

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

Family Relationships

Alain Belanger and Conrad Belanger are cousins. Other than the relationship between Alain and Conrad Belanger, there are no family relationships among any of our other officers or directors.

Director Compensation

The Directors of the Company may receive stock compensation for their services as members of the Board of Directors, and are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors’ meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Director Independence

Our Board is currently composed of six members, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exists which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2014, not all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

Item 11. Executive Compensation

Our management receives no compensation and has agreed not to accept any compensation for their services provided until such time as either significant revenues are generated and deemed sufficient to sustain paying related salaries or until we are able to raise additional funds. Such decision to compensate our management will be at the discretion of the Board.

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board meetings and for promoting our business. From time to time we may engage certain members of the Board to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2014, 2013 and 2012.

Summary Compensation Table

Name And Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Alain Belanger	2014	$-	$-	$-	$-	$-	$-	$-	$-
Chairman of the Board & Chief	2013	$-	$-	$-	$-	$-	$-	$-	$-
Executive Officer	2012	$-	$-	$-	$-	$-	$-	$-	$-

Daniel Beauregard-Long	2014	$-	$-	$-	$-	$-	$-	$-	$-
Secretary and Director	2013	$-	$-	$-	$-	$-	$-	$-	$-

Conrad Belanger	2014	$-	$-	$-	$-	$-	$-	$-	$-
Interim Chief Financial Officer	2013	$-	$-	$-	$-	$-	$-	$-	$-

Patrick Durepos	2014	$-	$-	$-	$-	$-	$-	$-	$-
Director	2013	$-	$-	$-	$-	$-	$-	$-	$-

Thomas Soucy	2014	$-	$-	$-	$-	$-	$-	$-	$-
Director	2013	$-	$-	$-	$-	$-	$-	$-	$-

Maurice Guitton	2014	$-	$-	$-	$-	$-	$-	$-	$-
Director	2013	$-	$-	$-	$-	$-	$-	$-	$-

Raymond Ouellette	2014	$-	$-	$-	$-	$-	$-	$-	$-
Director	2013	$-	$-	$-	$-	$-	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of the date of this filing, with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Exchange Act) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Commission pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our Common Stock. As of the date of this filing, there were 22,392,628 shares of our Common Stock outstanding.

Name And Address	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned	Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned

Alain Belanger(1)	11,804,880	52.71%	100,000	100%

Daniel Beauregard-Long (2)	431,209	1.92%	-	-

Conrad Belanger(3)	11,000	0.04%	-	-

Patrick Durepos(4)	230,296	1.02%	-	-

Raymond Ouellette(5)	434,289	1.93%	-	-

Thomas Soucy(6)	1,130,000	5.04%	-	-

Maurice Guitton(7)	-	-0-%	-	-

Officers and Directors as a Group	14,041,674	62.66%	100,000	100%

(1)	Alain Belanger is the President and Chairman of the Board of Directors of the Company. 11,448,591 shares of Common Stock are held in the name of SDNA Management, Inc. Alain Belanger is the President and maintains ownership and dispositive control over such interest. 356,289 shares of Common Stock are held in the name of Northeast Innovations, Inc. Alain Belanger is the President of Northeast Innovations, Inc. and maintains ownership and dispositive control over such interest.
(2)	Daniel Beauregard-Long is the Secretary and Director of the Company.
(3)	Conrad Belanger is the Interim Chief Financial Officer of the Company.
(4)	Patrick Durepos is a Director of the Company.
(5)	Raymond Ouellette is a Director of the Company. 434,289 shares of Common Stock are held in the name of Gestion Davray, Inc. Raymond Ouellette is the President of Gestion Davray, Inc. and maintains ownership and dispositive control over such interest.
(6)	Thomas Soucy is a Director of the Company. 1,100,000 shares of Common Stock are held in the name of 671530 N.B., Inc., Inc. Thomas Soucy is the President of 671530 N.B., Inc. and maintains ownership and dispositive control over such interest.
(7)	Maurice Guitton is a Director of the Company.

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

Option Grants in Last Fiscal Year

We have not awarded options to our executive officers during the years ended December 31, 2014 and 2013.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There were no options issued or exercised by our executive officers during the years ended December 31, 2014 and 2013.

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

Corruven Canada is a separate entity which owns the intellectual property rights, including trademark rights and patent rights (collectively the “Corruven IP”), underlying the Corruven Composite Panel. The Company and Corruven Canada entered into: (i) the License Agreement which provides the Company with 100% exclusive worldwide license and sub-license rights to the Corruven IP in exchange for an annual royalty fee to Corruven Canada equal to one percent (1%) of the Company’s net profits; and (ii) the R&D Agreement (as amended) wherein Corruven Canada is required to provide all research and development related to the finalization of the Line of Production and commercial application of the Corruven Composite Panels, and the Company is required to deliver to Corruven Canada for R&D purposes: (i) a total of $1,928,820 over a five year period in a set payment schedule; (ii) $275,546 annually for the remaining life of the License Agreement and R&D Agreement; and (iii) a “development fee” equal to two percent (2%) of net sales proceeds beginning on the third anniversary of the effective date of the R&D Agreement. Mr. Alain Belanger is the Chief Executive Officer, Director and majority shareholder of Corruven, Inc. and the President, Director and majority shareholder of Corruven Canada. Considering the position held by Mr. Belanger in both Corruven, Inc. and Corruven Canada and the relationship between the two entities in connection with the License Agreement and R&D Agreement, an inherent conflict of interest exists.

On May 1, 2013, the Company entered into a Lease Agreement (the “Lease Agreement”) with Corruven Canada related to the lease of certain real property owned by the Company located at 355 Chemin du Pouvoir, Edmundston, New Brunswick, Canada (the “355 Chemin Property”). Pursuant to the terms of the Lease Agreement, the Company leased to Corruven Canada a portion of 355 Chemin Property under a two year lease with lease payments of $30,000 per year due and payable quarterly in the amount of $7,500 per quarter. Considering the positions held by Mr. Belanger in both Corruven, Inc. and Corruven Canada and the relationship between the two entities in connection with the Lease Agreement, an inherent conflict of interest exists. Although the fair market value of the leased property is difficult to determine due to the fact similar properties in the local area are sparse, the Company believes the terms of the lease and the lease payments represent a fair market value. A copy of the Lease Agreement has been exhibited to our Registration Statement filed with the SEC on June 10, 2013 and incorporated by reference in its entirety.

In addition, Mr. Alain Belanger, our Chief Executive Officer, owns and controls the Series A Preferred Stock which gives him preferential voting control over the Company as described below in the section entitled “Description of Securities”. As a result of high level of control by Mr. Belanger due to his positions as Directors, officers and large shareholders of the Company and Corruven Canada, and his ability to appoint Directors and officers, and, as a result of the outstanding Series A Preferred Stock held by Mr. Belanger, Mr. Belanger has, and will continue to have and shall be able to exert, substantial control over the Company’s day to day operations, contracts, and long term prospects.

Item 14. Principal Accountant Fees and Services

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2014 and 2013 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013
Audit fees(1)	$21,300	$20,100
Audit related fees	-	-
Tax fees	525	1,575
All other fees	-	-
Total	$21,825	$21,675

_________________________________

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are included as part of this report.

Exhibit #	Description
3.1	Articles of Incorporation of Corruven, Inc. as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
3.2	Corporate Bylaws for Corruven, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.1	Intellectual Property License Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.2	Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.3	Amendment to Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.4	Amended and Restated Research and Development Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ending June 30, 2014 filed with the Securities and Exchange Commission on August 19, 2014)
10.5	Industrial Lease Agreement with Corruven Canada, Inc. (incorporated by reference to Exhibit 5.1 to the Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2013)
10.6	Sample Series A-100 Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.7	Sample Series A-200 Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.8	Sample Series A-300 Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 31, 2012)
10.9	Sample Series A-400 Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2013)
10.10	Sample Series A-500 Warrant (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 18, 2014)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRUVEN, INC.
Date: April 13, 2015

/s/ Alain Belanger
By: Alain Belanger
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alain Belanger	CEO, President and Chairman of the Board of Directors	April 13, 2015
Alain Belanger	(Principal Executive Officer)

/s/ Conrad Belanger	Interim Chief Financial Officer	April 13, 2015
Conrad Belanger	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Beauregard-Long	Secretary and Director	April 13, 2015
Daniel Beauregard-Long

/s/ Patrick Durepos	Director	April 13, 2015
Patrick Durepos

/s/ Thomas Soucy	Director	April 13, 2015
Thomas Soucy

/s/ Maurice Guitton	Director	April 13, 2015
Thomas Soucy

/s/ Raymond Ouellette	Director	April 13, 2015
Raymond Ouellette

